Form 10-Q
period 1994-12-31
MARIETTA CORP
filed 1995-02-14
CIK 792969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1994

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number     014699
                       -------------


                              MARIETTA CORPORATION
             (Exact name of Registrant as specified in its Charter)

          New York                                              16-1074992
_______________________________                            ____________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



37 Huntington Street, Cortland, New York                           13045
________________________________________                        __________
(Address of Principal Executive Offices)                        (Zip Code)



                                (607) 753-6746
               ________________________________________________
             (Registrant's Telephone Number, including area code)



                                Not Applicable
               ________________________________________________
             (Former name, former address, and former fiscal year
                         if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X      NO
              -------      -------


          As of February 3, 1995 there were outstanding 3,590,858 shares of the registrant's Common Stock, par value $.01 per share.

                              MARIETTA CORPORATION
                              --------------------



                                   FORM 10-Q

                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:

                    Consolidated Statements of Operations

                    Consolidated Balance Sheets

                    Consolidated Statements of Cash Flows

                    Notes to Financial Statements

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.  OTHER INFORMATION:

          Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              Marietta Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended
                                                    December 31,  January 1,
                                                        1994         1994
                                                    ------------  -----------
Net sales                                            $13,108,956  $14,434,428
Cost of sales                                          9,404,265   10,723,386
                                                     -----------  -----------
Gross profit                                           3,704,691    3,711,042
Selling, general and administrative expenses           3,413,644    3,431,406
                                                     -----------  -----------
Operating income                                         291,047      279,636
Other income, net                                         47,423      137,473
                                                     -----------  -----------
Income before income taxes and cumulative
 effect of a change in accounting principle              338,470      417,109
Income tax provision                                     151,459      184,673
                                                     -----------  -----------
Income before cumulative effect of a change in
 accounting principle                                    187,011      232,436

Cumulative effect of a change in accounting for
 income taxes                                                  -      336,596
                                                     -----------  -----------

Net income                                           $   187,011  $   569,032
                                                     ===========  ===========


Earnings per share:

Earnings before cumulative effect of a change in
 accounting principle                                $       .05  $       .07

Cumulative effect of a change in accounting for
 income taxes                                                  -          .09
                                                     -----------  -----------
Earnings per share

                                                     $       .05  $       .16
                                                     ===========  ===========

Weighted average number of shares and
 common share equivalents                              3,592,702    3,577,282
                                                     ===========  ===========




See accompanying notes to condensed, consolidated financial statements.

                             Marietta Corporation
                          Consolidated Balance Sheets

                                                     December 31,    October 1,
Assets                                                   1994           1994
- - - ------                                               -----------    -----------
                                                      (unaudited)
Current assets:
 Cash and cash equivalents                           $ 5,769,644    $ 7,476,101
 Accounts receivable, net                              7,973,293     10,074,495
 Inventories                                          14,473,536     11,926,566
 Refundable income taxes                                 550,235        341,735
 Other current assets                                    663,022        770,475
 Deferred tax asset                                      537,215        467,083
                                                     -----------    -----------
    Total current assets                              29,966,945     31,056,455


Property, plant and equipment, net                    22,319,770     22,187,484
Restricted cash                                        2,400,000      2,300,000
Marketable securities                                  2,079,758      2,219,823
Excess of cost over net assets acquired, net           3,289,433      3,327,901
Other assets                                             670,136        744,773
                                                     -----------    -----------
 Total assets                                        $60,726,042    $61,836,436
                                                     ===========    ===========

Liabilities and Shareholders' Equity
- - - ------------------------------------

Current liabilities:
 Accounts payable                                    $ 2,699,501    $ 2,754,613
 Accrued payroll                                       1,069,498      1,512,467
 Accrued rebates                                         298,600        445,226
 Accrued expenses                                        744,768        818,880
 Current maturities of long-term debt                    374,448        361,894
 Income taxes payable                                     29,229         21,602
                                                     -----------    -----------
    Total current liabilities                          5,216,044      5,914,682

Long-term debt, less current maturities                6,617,344      6,851,034
Convertible subordinated note                            274,800        273,720
Deferred tax liability                                 2,525,838      2,522,406
                                                     -----------    -----------
    Total liabilities                                 14,634,026     15,561,842
                                                     -----------    -----------

Shareholders' equity:
 Preferred stock, $0.01 par value, authorized
  1,000,000 shares
 Common stock, $0.01 par value, authorized
  10,000,000 shares, issued 4,005,717 shares              40,057         40,057
 Additional paid-in capital                           36,727,062     36,768,483
 Common stock notes receivable                          (607,500)      (607,500)
 Treasury stock, at cost                              (3,877,333)    (3,923,993)
 Retained earnings                                    14,937,940     14,750,930
 Equity adjustment from foreign currency
  translation                                           (962,084)      (753,383)
 Marketable securities valuation allowance              (166,126)             -
                                                     -----------    -----------
    Total shareholders' equity                        46,092,016     46,274,594
                                                     -----------    -----------

 Total liabilities and shareholders'equity           $60,726,042    $61,836,436
                                                     ===========    ===========

See accompanying notes to condensed, consolidated financial statements.

                              Marietta Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Three Months Ended
                                                      December 31,    January 1,
                                                          1994           1994
                                                      -------------  ------------
Cash flows from operating activities:
 Net income                                             $   187,011   $   569,032
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Cumulative effect of a change in accounting                    -      (336,596)
    for income taxes
   Depreciation and amortization                            861,528       889,533
   Provision for loss on accounts receivable                 58,902        59,334
   Provision for inventory obsolescence                     160,902       161,334
   Deferred compensation                                          -        58,284
   Deferred income taxes                                    (66,700)      (87,600)
   Restricted cash                                         (100,000)     (100,000)
   Other assets                                              (4,443)      (31,324)
   Stock bonus                                               61,040        74,610
   Changes in working capital:
     Accounts receivable                                  1,987,347       871,315
     Inventories                                         (2,734,291)   (1,241,555)
     Other current assets                                   104,645       162,684
     Accounts payable and accrued expenses                 (704,683)   (1,752,691)
     Income taxes                                          (199,778)     (226,149)
                                                        -----------   -----------

     Net cash used in operating activities                 (388,520)     (929,789)
                                                        -----------   -----------


Cash flows from investing activities:
  Capital expenditures                                     (938,317)     (440,822)
  Sales (purchases) of marketable securities                (26,061)      175,560
                                                        -----------   -----------

     Net cash used in investing activities                 (964,378)     (265,262)
                                                        -----------   -----------
Cash flows from financing activities:
  Payments on long-term debt                               (221,137)     (227,520)
  Purchase of treasury stock                                (55,800)            -
                                                        -----------   -----------

     Net cash used in financing activities                 (276,937)     (227,520)
                                                        -----------   -----------
Effect of foreign currency translation                      (76,622)        5,189
                                                        -----------   -----------

Net decrease in cash and cash equivalents                (1,706,457)   (1,417,382)
Cash and cash equivalents, beginning of period            7,476,101     8,844,276
                                                        -----------   -----------

Cash and cash equivalents, end of period                $ 5,769,644   $ 7,426,894
                                                        ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                            $   138,493   $   132,050
    Income taxes                                            421,374       495,171

See accompanying notes to condensed, consolidated financial statements.

                              MARIETTA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

  Note 1.  Basis of Presentation

  The statements for the periods ended December 31, 1994 and January 1, 1994 are unaudited. In the opinion of the Company the statements include all adjustments necessary for a fair presentation of the results for the periods. The results of operations for the period ended December 31, 1994 are not necessarily indicative of the results of operations to be expected for the year ending September 30, 1995.

  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended October 1, 1994 included in the Company's Annual Report.

  Note 2.  Inventories.

  Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out method. Inventories consisted of the following:

                     December 31,  October 1,
                         1994         1994
                     ------------  -----------
Raw materials and     $ 5,008,378  $ 4,082,839
 supplies
Finished goods          9,465,158    7,843,727
                      -----------  -----------
                      $14,473,536  $11,926,566
                      ===========  ===========

  Note 3.  Legal Proceedings

  As previously reported, as a result of an embezzlement of funds by a former financial officer and of other financial irregularities in Marietta's financial statements discovered by the Company during 1991, the Securities and Exchange Commission and the United States Attorney were each conducting independent investigations. The investigation by the United States Attorney is concluded; however, the investigation by the Securities and Exchange Commission is continuing.

  As previously reported, an action has been commenced by a former owner of Marietta American, Inc. (formerly American Soap Company, Inc.), and by California Soap, Inc. and two of its shareholders. This complaint alleges, among other things, misrepresentations and omissions in connection with the Company's acquisition of Marietta American, Inc., misrepresentations in and omissions from various financial and other statements made by the Company, breaches of contract and other violations of federal and state laws. This action seeks an unspecified amount of damages. No assurance can be given as to the outcome of this action, which could have a material adverse effect on the Company.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Results of Operations
- - - ---------------------

Net sales decreased in the quarter ended December 31, 1994 by 9.2% to $13,109,000 from $14,434,000 in the prior year's first quarter. The decrease of $1,325,000 was attributable to a decrease in custom packaging sales of $1,690,000, partially offset by an increase in guest amenity sales of $365,000. Custom packaging sales were affected primarily by delays in receiving customer-supplied materials which in turn caused delays in shipment of finished products by Marietta.

For the first quarter of fiscal 1995 the Company's gross profit increased to 28.3% of sales from 25.7% during the same period of fiscal 1994. The increase was attributable to a change in product mix and is consistent with the 28.0% gross profit percentage achieved for all of fiscal year 1994.

Selling, general and administrative expenses, as a percentage of sales, increased to 26.0% of sales in the first quarter of fiscal 1995 from 23.8% in the first quarter of fiscal 1994 due mainly to the decrease in sales. In actual dollars, selling, general and administrative expenses for the first quarter of fiscal 1995 were comparable to the first quarter of fiscal 1994.

Other income (expense), net represents the netting of interest expense, investment income and other miscellaneous income and expense. For the first quarter of fiscal 1995 interest and other expense was $161,000 compared to $108,000 in the first quarter of fiscal 1994. This increase is due to increases in both interest expense because of slightly higher rates and to increases in miscellaneous expenses. Investment income of $126,000 in the first quarter of fiscal 1995 compares to $134,000 in 1994. Other miscellaneous income, which is primarily profit on the sale of inventory components was approximately $82,000 in 1995 compared to $111,000 in the first quarter of 1994.

Marietta's effective tax rate for federal, state and foreign income taxes was 44.7% in the first quarter of fiscal 1995 compared to 44.3% for 1994. Both the 1995 and 1994 tax rates were increased by state and provincial franchise/equity taxes.

Liquidity and Capital Resources
- - - -------------------------------

The Company's working capital decreased slightly to $24,751,000 at December 31, 1994 from $25,142,000 at October 1, 1994. Cash used by operating activities for 1995 and 1994 was $388,000 and $930,000 respectively. The increase of cash used in investing activities in 1995 as compared to 1994 was caused primarily by an increase in capital expenditures.

The Company had a $12,000,000 Revolving Credit Facility, all of which was available as of December 31, 1994. The revolving credit portion of the facility expires in October 1996, and thereafter the outstanding balance is payable in equal quarterly installments over a four year period. Borrowings under the facility bear interest at the prime rate or, if elected by the Company, at an interest rate 1.1% above the LIBOR rate.

Management believes that the Company is in sound financial condition as evidenced by its total shareholders' equity of $46,092,000 versus its long-term debt of $7,267,000. Management believes that its current assets plus funds provided by operations and the Company's existing lines of credit and debt capacity are adequate to meet its anticipated capital and short-term needs. Management also believes that inflation has not had a material effect on its business.

The Company experienced a decline in its shareholders' equity as a result of a reduction in the Canadian exchange rate from 74.49% to 71.29% and a decline in the value of certain long-term marketable securities. The decline attributable to the reduction in the exchange rate was approximately $209,000, while the decline attributable to the loss in value of marketable securities was approximately $166,000.

In fiscal 1995 the Company anticipates making capital expenditures for capital improvements aggregating approximately $6,000,000. To date, during fiscal 1995 the Company has authorized expenditures of approximately $3,600,000.

On February 3, 1995 the Company announced that Goldman, Sachs & Co. had been retained to act as its financial advisor.

The Company anticipates that during the second quarter of fiscal 1995 it will reverse $309,831 of accrued legal costs. Such accrual represents defense costs incurred by the Company's former chief executive officer who was convicted of violations of the federal securities laws and fraud.

The Company is unable to determine the impact upon the Company's financial condition of an adverse determination, if any, in any action, proceeding or investigation arising out of the events discussed in Note 3 of the Notes to Financial Statements.

Seasonality
- - - -----------

The Company's guest amenity business is subject to some fluctuation in results reflecting the seasonal nature of the travel and lodging industry. As a consequence the revenues from the Company's guest amenity business in its third and fourth fiscal quarters tend to be slightly higher than during the rest of the year.

                         PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibit No.
      -----------

    10.1 Agreement between the Company and Goldman, Sachs & Co.

 (b) Registrant filed a Form 8-K, dated November 30, 1994, under Item 5, in which Registrant announced that Stephen D. Tannen, who has been a director of the Registrant since 1992, was elected President and Chief Executive Officer of the Registrant.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MARIETTA CORPORATION


Dated:  February 13, 1995



                             BY:  /s/ Stephen D. Tannen
                                  ---------------------
                             Stephen D. Tannen
                             President and Chief Executive Officer


                             BY:  /s/ Philip A. Shager
                                  --------------------
                             Philip A. Shager
                             Chief Accounting Officer
                             and Treasurer