Form 10-Q/A
period 1994-12-31
MARIETTA CORP
filed 1995-04-10
CIK 792969

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the Quarterly Period Ended December 31, 1994

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

Commission file number 014699
                       ------


                             MARIETTA CORPORATION
            (Exact name of Registrant as specified in its Charter)

       New York                                          16-1074992
- -------------------------------                 -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)


37 Huntington Street, Cortland, New York                      13045
- ----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)


                                (607) 753-6746
             ----------------------------------------------------
             (Registrant's Telephone Number, including area code)


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address, and former fiscal year
                         if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No
           -----        -----

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


Dated:  April 10, 1995



                               By:  /s/ Stephen D. Tannen
                                    ---------------------
                               Stephen D. Tannen
                               President and Chief Executive Officer


                               By:  /s/ Philip A. Shager
                                    --------------------
                               Philip A. Shager
                               Chief Accounting Officer
                               and Treasurer

                                 EXHIBIT INDEX

Exhibit
  No.      Description
- -------    -----------
  27       Financial Data Schedule