Form 10-Q
period 1995-04-01
MARIETTA CORP
filed 1995-05-16
CIK 792969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 1995
                                       or

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

          YES    X                       NO________
              -------


          As of April 28, 1995 there were outstanding 3,596,049 shares of the registrant's Common Stock, par value $.01 per share.

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

SIGNATURES

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              Marietta Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                               April 1,         April 2,        April 1,       April 2,
                                                 1995             1994            1995           1994
                                          -------------------  -----------  ----------------  -----------
Net sales                                        $17,574,474   $16,989,879       $30,683,430  $31,424,307
Cost of sales                                     13,783,437    12,264,697        23,187,702   22,988,083
                                                 -----------   -----------       -----------  -----------
Gross profit                                       3,791,037     4,725,182         7,495,728    8,436,224
Selling, general, and
 administrative expenses                           3,889,985     3,824,134         7,303,629    7,255,540
                                                 -----------   -----------       -----------  -----------
Operating income (loss)                              (98,948)      901,048           192,099    1,180,684
Other income (expense), net                           95,163        43,857           142,586      181,330
                                                 -----------   -----------       -----------  -----------
Income (loss) before income taxes and
 cumulative effect of a change
 in accounting principle                              (3,785)      944,905           334,685    1,362,014
Income tax provision                                  11,146       374,050           162,605      558,723
                                                 -----------   -----------       -----------  -----------
Income (loss) before cumulative effect
 of a change in accounting principle
                                                     (14,931)      570,855           172,080      803,291

Cumulative effect of a change in                           -             -                 -      336,596
 accounting for income taxes                     -----------   -----------       -----------  -----------
Net income (loss)                                $   (14,931)  $   570,855       $   172,080  $ 1,139,887
                                                 ===========   ===========       ===========  ===========

Earnings per share:

Earnings before cumulative effect of
 a change in accounting principle                $       0.00  $      0.16       $       .05  $      0.23
Cumulative effect of a change in
 accounting for income taxes                               -             -                 -          .09
                                                 -----------   -----------       -----------  -----------
Earnings per share                               $      0.00   $      0.16       $       .05  $      0.32
                                                 ===========   ===========       ===========  ===========
Weighted average shares and common
 shares equivalents                                3,608,564     3,584,162         3,604,659    3,579,086
                                                 ===========   ===========       ===========  ===========

See accompanying notes to condensed, consolidated financial statements.

                               Marietta Corporation
                           Consolidated Balance Sheets

Assets                                  April 1, 1995    October 1, 1994
- ------                                  -------------    ---------------
                                          (unaudited)
Current assets:
Cash and cash equivalents                 $ 4,187,207       $ 7,476,101
Accounts receivable, net                   10,250,619        10,074,495
 Inventories                               15,160,483        11,926,566
Refundable income taxes                       619,879           341,735
Other current assets                          630,759           770,475
Deferred tax asset                            453,628           467,083
                                          -----------       -----------
   Total current assets                    31,302,575        31,056,455


Property, plant and equipment, net         23,065,795        22,187,484
Restricted cash                             2,500,000         2,300,000
Marketable securities                       2,401,690         2,219,823
Excess of cost over net assets              3,258,537         3,327,901
 acquired, net
Other assets                                  616,992           744,773
                                          -----------       -----------

Total assets                              $63,145,589       $61,836,436
                                          ===========       ===========


Liabilities and Shareholders' Equity
- ------------------------------------


Current liabilities:
Accounts payable                          $ 4,759,076       $ 2,754,613
Accrued payroll                             1,423,513         1,512,467
Accrued rebates                               327,300           445,226
Accrued expenses                              484,318           818,880
Current maturities of long-term debt          378,001           361,894
Income taxes payable                           12,865            21,602
                                          -----------       -----------
    Total current liabilities               7,385,073         5,914,682

Long-term debt, less current maturities     6,567,741         6,851,034
Convertible subordinated note                 275,880           273,720
Deferred tax liability                      2,509,851         2,522,406
                                          -----------       -----------
   Total liabilities                       16,738,545        15,561,842
                                          -----------       -----------


Shareholders' equity:
Preferred stock, $0.01 par value,
 authorized 1,000,000 shares
Common stock, $0.01 par value,
 authorized 10,000,000 shares,
 issued 4,005,717 shares                       40,057            40,057
 Additional paid-in capital                36,727,062        36,768,483
Common stock notes receivable                (607,500)         (607,500)
Treasury stock, at cost                    (3,877,333)       (3,923,993)
Retained earnings                          14,981,574        14,750,930
Equity adjustment from foreign currency    (1,012,622)         (753,383)
 translation
 Marketable securities net unrealized         155,806                 -
  holding gain                            -----------       -----------
   Total shareholders' equity              46,407,044        46,274,594
                                          -----------       -----------

Total liabilities and                     $63,145,589       $61,836,436
 shareholders'equity                      ===========       ===========


See accompanying notes to condensed, consolidated financial statements.

                             Marietta Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   Six Months Ended
                                              April 1,         April 2,
                                                1995             1994
                                          -----------------  ------------
Cash flows from operating activities:
Net income                                     $   172,080   $ 1,139,887
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Cumulative effect of a change in
 accounting for income taxes                             -      (336,596)
Depreciation and amortization                    1,667,774     1,707,105
Provision for loss on accounts                     117,603       118,412
 receivable
Provision for inventory obsolescence               321,603       322,412
Deferred compensation                                    -        97,140
Deferred income taxes                                  900      (437,041)
Loss on sale of equipment                           16,302             -
Restricted cash                                   (200,000)     (200,000)
Other assets                                       (19,796)      (90,756)
Stock bonuses                                       61,040        74,610
Changes in working capital:
Accounts receivable                               (350,601)     (632,464)
Inventories                                     (3,572,478)     (673,441)
Other current assets                               137,011       488,301
Accounts payable and accrued expenses            1,474,204    (1,001,283)
Income taxes                                      (286,065)       (4,044)
                                               -----------   -----------
Net cash provided by (used in)
 operating activities                             (460,423)      572,242
                                               -----------   -----------


Cash flows from investing activities:
Capital expenditures                            (2,402,894)   (1,194,832)
Sales (purchases) of marketable                    (26,061)       75,188
 securities                                    -----------   -----------

Net cash used in investing activities           (2,428,955)   (1,119,644)
                                               -----------   -----------
Cash flows from financing activities:
Payments on long-term debt                        (267,187)   (  295,645)
Purchase of treasury stock                         (55,800)            -
Payment of common stock note receivable                  -       279,450
                                               -----------   -----------
Net cash used in financing activities             (322,987)      (16,195)
                                               -----------   -----------
Effect of foreign currency translation             (76,529)       24,147
                                               -----------   -----------

Net decrease in cash and cash                   (3,288,894)   (  539,450)
 equivalents
Cash and cash equivalents, beginning of          7,476,101     8,844,276
 period                                        -----------   -----------

Cash and cash equivalents, end of period       $ 4,187,207   $ 8,304,826
                                               ===========   ===========


Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
Interest                                       $   229,075   $   204,415
Income taxes                                       466,168       690,722

See accompanying notes to condensed, consolidated financial statements.

                              MARIETTA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The statements for the periods ended April 1, 1995 and April 2, 1994 are unaudited. In the opinion of the Company the statements include all adjustments necessary for a fair presentation of the results for the periods. The results of operations for the period ended April 1, 1995 are not necessarily indicative of the results of operations to be expected for the year ending September 30, 1995.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended October 1, 1994 included in the Company's Annual Report.


Note 2.  Inventories

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out method. Inventories consisted of the following:

                                  April 1, 1995  October 1,  1994
                                  -------------  ----------------
Raw materials and                   $ 5,575,246       $ 4,082,839
 supplies
Finished goods                        9,585,237         7,843,727
                                    -----------       -----------
                                    $15,160,483       $11,926,566
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

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Results of Operations
- ---------------------


Quarter ended April 1, 1995 compared with the quarter ended April 2, 1994
- -------------------------------------------------------------------------

Net sales increased in the quarter ended April 1, 1995 by 3.4% to $17,574,000 from $16,990,000 in the prior year's second quarter. The increase of $584,000 was attributed to an increase of approximately $843,000 in guest amenity sales partially offset by a decrease of approximately $259,000 in custom packaging sales. Custom packaging sales continued to be affected by delays in receiving customer-supplied materials which in turn caused delays in shipment of finished products by Marietta.

For the second quarter of fiscal 1995 the Company's gross profit decreased to 21.6% of sales from 27.8% during the same period of fiscal 1994. Higher material costs and changes in product mix negatively impacted gross margin. In addition, during the second quarter of fiscal 1995 the Company experienced a mechanical breakdown of certain of its soap manufacturing equipment which caused an interruption in its ability to manufacture soap. This necessitated the purchase of soap chips (the raw materials used in making soap bars) on the open market at higher costs to the Company.

Selling, general and administrative expenses, as a percentage of sales, decreased slightly to 22.1% in the current quarter from 22.5% in the second quarter of fiscal 1994. During the second quarter of 1995 the Company paid $250,000 to Goldman, Sachs & Co. in connection with its retention as the Company's financial advisor and the Company reversed $310,000 of legal expenses which previously had been accrued in connection with defense costs incurred by the Company's former Chief Executive Officer. In addition, legal charges increased $148,000 over the prior year's quarter, primarily in connection with the matters relating to the unsolicited proposal made by Dickstein Partners to acquire the Company, which proposal was rejected as inadequate.

Other income (expense), net represents the netting of interest expense, investment income and other miscellaneous income and expense. For the second quarter of fiscal 1995 interest and other miscellaneous expense was $154,000 compared to $96,000 in the second quarter of fiscal 1994. This increase was due to slightly higher interest rates and to an increase in miscellaneous expenses. Investment income was $209,000 in the second quarter of fiscal 1995 as compared to $123,000 in 1994. This increase was due to higher rates of return on both restricted cash and Canadian deposits combined with larger invested balances in these areas. Other miscellaneous income, which is primarily profit on the sale of inventory components was approximately $40,000 in 1995 compared to $17,000 in the second quarter of 1994.

Taxes are provided in the second quarter of fiscal 1995 even though a pre-tax loss of approximately $4,000 was incurred. This provision results from the imposition of state and provincial francise/equity taxes. These taxes are based primarily on the equity of the Company and are incurred despite the loss. The effective tax rate for federal, state and foreign income taxes was 39.6% in the second quarter of fiscal 1994.

Six months ended April 1, 1995 compared with the six months ended April 2, 1994
- -------------------------------------------------------------------------------

Net sales for the six months ended April 2, 1995 decreased by 2.4% to $30,683,000 from $31,424,000 in the prior year. The decrease of $741,000 was attributable to a decreasae in custom packaging sales of $1,950,000 partially offset by an increase in guest amenity sales of $1,209,000. Custom packaging sales continue to be affected by delays in receiving customer-supplied materials which in turn caused a delay in shipment of finished products by Marietta.

In the first six months of fiscal 1995 the Company's gross profit decreased to 24.4% of sales from 26.8% during the same period of fiscal 1994. Higher material costs and changes in product mix negatively impacted gross margin. In addition, the interuption in the soap making process described above also contributed to the decrease in the gross margin.

Selling, general and administrative expense, as a percent of sales, increased to 23.8% of sales in the first six months of 1995 from 23.1% in the same period during 1994. During 1995 the Company paid $250,000 to Goldman, Sachs & Co. in connection with its retention as the Company's financial advisor and the Company reversed $310,000 of legal expenses which previously had been accrued in connection with defense costs incurred by the Company's former Chief Executive Officer. In addition, legal charges increased $229,000 over the prior year. This increase was attributable primarily to the matters relating to the above referenced proposal made by Dickstein Partners and to continuing costs incurred relating to an action by a former owner of Marietta American, Inc.

For the first six months of 1995 interest and other expense was $315,000 compared to $204,000 in the same period last year. This increase is due to an increase in rates over last year. Investment income was $335,000 in the first six months of fiscal 1995 as compared to $257,000 in 1994. This increase is due to higher rates of return on both restricted cash and Canadian Funds combined with larger invested balances in these areas. Other miscellaneous income of approximately $122,000 in the first six months of fiscal 1995 was comparable to miscellaneous income of approximately $129,000 in the same period during 1994.

Marietta's effective tax rate for federal, state and foreign income taxes was 48.6% in the first six months of 1995 compared to 41.0% for 1994. Both provisions were impacted by state and provincial francise/equity taxes. This impact had a greater effect on the 1995 rate, due to a lower pre-tax income.


Liquidity and Capital Resources
- -------------------------------

The Company's working capital decreased to $23,918,000 at April 1, 1995 from $25,142,000 at October 1, 1994. Cash used by operating activities for the first six months of 1995 was $460,000 compared to $572,000 being provided by operating activities for the first six months of 1994. The increase of cash used in investing activities in 1995 as compared to 1994 was caused primarily by an increase in capital expenditures.

The Company has a $12,000,000 Revolving Credit Facility, all of which was available as of April 1, 1995. The revolving credit portion of the facility expires in October 1996, and thereafter the outstanding balance is payable in equal quarterly installments over a four year period. Borrowings under the facility bear interest at the prime rate or, if elected by the Company, at an interest rate 1.1% above the LIBOR rate.

Management believes that the Company is in sound financial condition as evidenced by its total shareholders' equity of $46,407,000 versus its long-term debt of $7,222,000. Management believes that its current assets plus funds provided by operations and the Company's existing line of credit and debt capacity will be adequate to meet its anticipated capital and short-term needs. Management also believes that inflation has not had a material effect on its business.

Shareholders' equity was affected by a reduction in the Canadian exchange rate and an increase in the fair value of certain long-term securities. The Company experienced a decline in the equity adjustment from foreign currency translation of $259,000 as a result of a reduction in the Canadian exchange rate from 74.49% at October 1, 1994 to 71.47% at April 1, 1995, partially offset by an increase in shareholders' equity of $155,000 due to the increase in the fair value of certain long-term marketable securities. During the second quarter the fair value of these securities increased $321,000, offsetting a decline of $166,000 recorded in the first quarter ended December 31, 1994.

In fiscal 1995 the Company anticipates making expenditures for capital improvements aggregating approximately $6,000,000. To date, during fiscal 1995 the Company has authorized expenditures of approximately $4,700,000.

The Company is unable to determine the impact upon the Company's financial condition of an adverse determination, if any, in any action, proceeding or investigation arising out of the events discussed in Note 3 of the Notes to Financial Statements.

Seasonality
- -----------

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

                         PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit No.

         4.1     Second Amendment effective as of March 1, 1994, to 1986
                 Employee Stock Purchase Plan

        10.1 Non-negotiable Promissory Note, dated as of February 9, 1995, in the principal amount of One Hundred Twenty-One Thousand Five
                 Hundred ($121,500) Dollars, of Chesterfield F. Seibert Sr. to
                 Registrant

        10.2     Stock Option Agreement, dated as of April 5, 1995 between
                 Registrant and Thomas M. Fairhurst

        27       Financial Data Schedule

 (b)    None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MARIETTA CORPORATION

Date:  May 12, 1995


                     By:  /s/ Stephen D. Tannen
                              -----------------
                             Stephen D. Tannen
                               President and Chief Executive Officer


                     By:  /s/ Philip A. Shager
                              ----------------
                             Philip A. Shager
                               Chief Accounting Officer and Treasurer

                                 EXHIBIT INDEX

                                                                          Filed
Exhibit                                                                  Herewith
No.       Description                                                    Page No.
- -------   -----------                                                    --------

 4.1      Second Amendment effective as of March 1, 1994,                      13
          to 1986 Employee Stock Purchase Plan

10.1      Non-negotiable Promissory Note, dated as of                          15
          February 9, 1995, in the principal amount of
          One Hundred Twenty-One Thousand Five Hundred
          ($121,500) Dollars, of Chesterfield F. Seibert
          Sr. to Registrant

10.2      Stock Option Agreement, dated as of April 5,                         18
          1995 between Registrant and Thomas M. Fairhurst

27        Financial Data Schedule                                              23
