Form 10-Q
period 1995-07-01
MARIETTA CORP
filed 1995-08-10
CIK 792969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 1995
                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

Commission file number     014699
                       -------------

                              MARIETTA CORPORATION
             (Exact name of registrant as specified in its charter)

     New York                                                 16-1074992
-------------------------------                      --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)



37 Huntington Street, Cortland, New York                          13045
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)



                                 (607) 753-6746
                ------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                ------------------------------------------------
              (Former name, former address, and former fiscal year
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X                                            NO
              -------                                           --------


          As of August 1, 1995 there were outstanding 3,596,049 shares of the registrant's Common Stock, par value $.01 per share.

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

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MARIETTA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months Ended         Nine Months Ended
                                 July 1,       July 2,      July 1,      July 2,
                                  1995          1994         1995         1994
Net sales                      $18,498,429   $18,722,682  $49,181,859  $50,146,989

Cost of sales                   14,841,710    13,124,352   38,029,412   36,112,435
                               -----------   -----------  -----------  -----------

Gross profit                     3,656,719     5,598,330   11,152,447   14,034,554

Selling, general, and
 administrative expenses         4,511,051     3,907,151   11,814,680   11,162,691
                               -----------   -----------  -----------  -----------

Operating income (loss)           (854,332)    1,691,179     (662,233)   2,871,863

Other income (expense), net        115,554      (443,013)     258,140     (261,683)
                               -----------   -----------  -----------  -----------

Income (loss) before income
 taxes and cumulative effect
 of a change in accounting
 principle                        (738,778)    1,248,166     (404,093)   2,610,180

Income tax provision (benefit)    (281,654)      462,592     (119,049)   1,021,315
                               -----------   -----------  -----------  -----------

Income (loss) before
 cumulative effect of a
 change in accounting
 principle                        (457,124)      785,574     (285,044)   1,588,865

Cumulative effect of a
 change in accounting for
 income taxes                            -             -            -      336,596
                               -----------   -----------  -----------  -----------

Net income (loss)                ($457,124)     $785,574    ($285,044)  $1,925,461
                                ===========  ===========  ===========  ===========

Earnings (loss) per share:

Earnings (loss) before
 cumulative effect of a
 change in accounting
 principle                          ($0.13)        $0.22       ($0.08)       $0.45

Cumulative effect of a
 change in accounting for
 income taxes                            -             -            -         0.09
                               -----------   -----------  -----------  -----------

Earnings (loss) per share           ($0.13)        $0.22       ($0.08)       $0.54
                               ===========   ===========  ===========  ===========

Weighted average shares
 and common shares
 equivalents                     3,613,813     3,587,859    3,607,710    3,581,815
                               ===========   ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                             MARIETTA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                        July 1,          October 1,
                                               1995              1994
                                            (unaudited)
Current assets:
  Cash and cash equivalents                $ 3,407,978        $ 7,476,101
  Accounts receivable, net                  10,294,022         10,074,495
  Inventories                               14,828,223         11,926,566
  Refundable income taxes                      842,829            341,735
  Other current assets                         252,018            770,475
  Deferred tax asset                           481,805            467,083
                                           -----------        -----------
    Total current assets                    30,106,875         31,056,455

Property, plant and equipment, net          23,486,499         22,187,484
Restricted cash                              2,600,000          2,300,000
Marketable securities                        2,426,508          2,219,823
Excess of cost over net assets
 acquired, net                               3,230,131          3,327,901
Other assets                                   394,810            744,773
                                           -----------        -----------
Total assets                               $62,244,823        $61,836,436
                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $ 3,367,843        $ 2,754,613
  Accrued payroll                            1,362,408          1,512,467
  Accrued rebates                              464,200            445,226
  Accrued expenses                           1,258,998            818,880
  Current maturities of long-term debt         381,621            361,894
  Income taxes payable                          17,489             21,602
                                           -----------        -----------
    Total current liabilities                6,852,559          5,914,682

Long-term debt, less current maturities      6,517,205          6,851,034
Convertible subordinated note                  276,960            273,720
Deferred tax liability                       2,538,250          2,522,406
                                           -----------        -----------
    Total liabilities                       16,184,974         15,561,842
                                           -----------        -----------

Shareholders' equity:
  Preferred stock, $0.01 par value,
   authorized 1,000,000 shares
   Common stock, $0.01 par value,
   authorized 10,000,000 shares,
   issued 4,010,908 and 4,005,717
   shares                                       40,109             40,057
  Additional paid-in capital                36,762,049         36,768,483
  Common stock notes receivable               (607,500)          (607,500)
  Treasury stock, at cost                   (3,877,333)        (3,923,993)
  Retained earnings                         14,524,448         14,750,930
  Equity adjustment from foreign
   currency translation                       (904,834)          (753,383)
  Marketable securities net unrealized
   holding gain                                122,910                  -
                                           -----------        -----------
    Total shareholders' equity              46,059,849         46,274,594
                                           -----------        -----------

Total liabilities and shareholder' equity  $62,244,823        $61,836,436
                                           ===========        ===========

See accompanying note to condensed, consolidated financial statements.

                             MARIETTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                      July 1,         July 2,
                                                       1995            1994
Cash flows from operating activities:
  Net income (loss)                                ($  285,044)      $1,925,461
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
  Cumulative effect of a change in accounting
   for income taxes                                          0         (336,596)
  Depreciation and amortization                      2,479,341        2,585,102
  Provision for loss on accounts receivable            171,579          129,252
  Provision for inventory obsolescence                 482,579          498,503
  Deferred compensation                                      0           97,140
  Deferred income taxes                                  1,121         (564,091)
  Loss on sale of equipment                             18,783            8,120
  Restricted cash                                     (300,000)        (300,000)
  Other assets                                         186,722         (358,022)
  Stock bonuses                                         61,040           74,610
  Changes in working capital:
     Accounts receivable                              (426,649)      (1,295,596)
     Inventories                                    (3,358,441)      (1,436,703)
     Other current assets                              516,550          585,972
     Accounts payable and accrued expenses             927,080         (905,272)
     Income taxes                                     (504,714)         209,588
                                                    ----------       ----------
     Net cash provided by (used in) operating
       activities                                      (30,053)         917,468
                                                    ----------       ----------

Cash flows from investing activities:
  Capital expenditures                              (3,564,457)      (2,008,948)
  Sales (purchases) of marketable securities           (83,775)         216,175
                                                    ----------       ----------

    Net cash used in investing activities           (3,648,232)      (1,792,773)
                                                    ----------       ----------

Cash flows from financing activities:
  Payments on long-term debt                          (314,103)        (367,300)
  Employee stock purchase plan                          35,039           34,938
  Purchase of treasury stock                           (55,800)               0
  Payment of common stock note receivable                    0          279,450
                                                    ----------       ----------

    Net cash used in financing activities             (334,864)         (52,912)
                                                    ----------       ----------

Effect of foreign currency translation                 (54,974)          15,034
                                                    ----------       ----------

Net decrease in cash and cash equivalents           (4,068,123)        (913,183)
Cash and cash equivalents, beginning of period       7,476,101        8,844,276
                                                    ----------       ----------
Cash and cash equivalents, end of period            $3,407,978       $7,931,093
                                                    ==========       ==========

Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest                                        $  358,267       $  334,442
    Income taxes                                       466,168        1,047,107

See accompanying notes to condensed, consolidated financial statements.

                              MARIETTA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The statements for the periods ended July 1, 1995 and July 2, 1994 are unaudited. In the opinion of the Company the statements include all adjustments necessary for a fair presentation of the results for the periods. The results of operations for the period ended July 1, 1995 are not necessarily indicative of the results of operations to be expected for the year ending September 30, 1995.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended October 1, 1994 included in the Company's Annual Report.


Note 2.  Inventories

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out method. Inventories consisted of the following:

                             July 1,    October 1,
                              1995         1994
                          -----------  -----------
Raw materials and         $ 5,759,198  $ 4,082,839
 supplies
Finished goods              9,064,025    7,843,727
                          -----------  -----------
                          $14,823,223  $11,926,566
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

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Results of Operations
---------------------


Quarter ended July 1, 1995 compared with the quarter ended July 2, 1994
-----------------------------------------------------------------------

Net sales decreased in the quarter ended July 1, 1995 by 1.2% to $18,498,000 from $18,723,000 in the prior year's third quarter. The decrease of $225,000 consisted of a decrease of approximately $1,498,000 in custom packaging sales partially offset by an increase of approximately $1,273,000 in guest amenity sales. Custom packaging sales continued to be affected by delays in receiving customer-supplied materials which in turn caused delays in shipment of finished products by Marietta.

For the third quarter of fiscal 1995 the Company's gross profit decreased to 19.8% of sales from 29.9% during the same period of fiscal 1994. Material costs for guest amenities increased significantly in the third quarter of fiscal 1995 as compared to 1994. This increase was primarily attributable to higher than anticipated component costs for tallow, corrugate, bottles and packaging film. In order to offset the resulting decline in gross profit, a price increase will become effective on August 15, 1995. The continued delays in receiving customer-supplied materials for custom packaging caused delays in shipment of finished products and resulted in reduced overhead absorption. In addition, changes in the product mix negatively impacted gross profits.

Selling, general and administrative expenses, as a percentage of sales, increased to 24.4% in the current quarter from 20.9% in the third quarter of fiscal 1994. During the third quarter of 1995 the Company expensed $375,000 in respect of the fee to Goldman, Sachs & Co. in connection with its retention as the Company's financial advisor. In addition, legal charges increased $284,000 over the prior year's quarter, primarily in connection with the matters relating to the unsolicited proposal to acquire the Company made by Dickstein Partners.

Other income (expense), net represents the netting of interest expense, investment income and other miscellaneous income and expense. For the third quarter of fiscal 1995 interest and other miscellaneous expense was $146,000 compared to $118,000 in the third quarter of fiscal 1994. This increase was due to slightly higher interest rates and to an increase in miscellaneous expenses. Investment income was $186,000 in the third quarter of fiscal 1995 as compared to $117,000 in 1994. This increase was due to higher rates of return and to a gain of $21,000 on the sale of marketable securities. Other miscellaneous income, which is primarily profit on the sale of inventory components was approximately $76,000 in 1995 compared to $30,000 in the third quarter of 1994.

The effective tax benefit for federal, state and foreign income taxes was 38.1% in the third quarter of fiscal 1995 while the effective tax rate was 37.1% in the third quarter of fiscal 1994.

Nine months ended July 1, 1995 compared with the nine months ended July 2, 1994
-------------------------------------------------------------------------------

Net sales for the nine months ended July 1, 1995 decreased by 1.9% to $49,182,000 from $50,147,000 in the prior year. The decrease of $965,000 consisted of a decrease in custom packaging sales of $3,447,000 partially offset by an increase in guest amenity sales of $2,482,000. Custom packaging sales continue to be affected by delays in receiving customer-supplied materials which in turn caused a delay in shipment of finished products by Marietta.

In the first nine months of fiscal 1995 the Company's gross profit decreased to 22.7% of sales from 28.0% during the same period of fiscal 1994. Higher material costs and changes in product mix in the second and third quarters of fiscal 1995 negatively impacted gross margins. In addition, during the second quarter of fiscal 1995 the Company experienced a mechanical breakdown of certain of its soap manufacturing equipment which caused an interruption in its ability to manufacture soap. This necessitated the purchase of soap chips (the raw materials used in making soap bars) on the open market at higher costs to the Company. Also, the lower than anticipated custom packaging sales continued to result in a reduced capability to cover fixed overhead costs.

Selling, general and administrative expense, as a percent of sales, increased to 24.0% of sales in the first nine months of 1995 from 22.3% in the same period during 1994. During 1995 the Company expensed $625,000 in respect of the fee to Goldman, Sachs & Co. in connection with its retention as the Company's financial advisor. The Company also reversed $310,000 of legal expenses which previously had been accrued in connection with defense costs incurred by the Company's former Chief Executive Officer. In addition, legal charges increased $505,000 over the prior year. This increase was attributable primarily to the matters relating to the unsolicited proposal to acquire the Company made by Dickstein Partners.

For the first nine months of 1995 interest and other expense was $465,000 compared to $333,000 in the same period last year. This increase was due to an increase in rates over last year. Investment income was $521,000 in the first nine months of fiscal 1995 as compared to $378,000 in 1994. This increase was due to higher rates of return on both restricted cash and Canadian funds combined with larger invested balances in these areas. Other miscellaneous income of approximately $203,000 in the first nine months of fiscal 1995 was comparable to miscellaneous income of approximately $165,000 in the same period during 1994.

Marietta's effective tax benefit for federal, state and foreign income taxes was 29.5% in the first nine months of 1995 compared to an effective tax rate of 39.1% for 1994. Both were impacted by state and provincial francise/equity taxes.


Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased to $23,254,000 at July 1, 1995 from $25,142,000 at October 1, 1994. Cash used by operating activities for the first nine months of 1995 was $30,000 compared to $917,000 being provided by operating activities for the first nine months of 1994. The decrease in cash provided by operating activities was primarily the result of the net loss and a significant increase in inventories partially offset by an increase in accounts payable and accrued expenses. The increase of cash used in investing activities in 1995 as compared to 1994 was caused primarily by an increase in capital expenditures.

The Company has a $12,000,000 Revolving Credit Facility, all of which was available as of July 1, 1995. The revolving credit portion of the facility expires in October 1996, and thereafter the outstanding balance is payable in equal quarterly installments over a four year period. Borrowings under the facility bear interest at the prime rate or, if elected by the Company, at an interest rate 1.1% above the LIBOR rate.

Management believes that the Company is in sound financial condition as evidenced by its total shareholders' equity of $46,060,000 versus its long-term debt of $7,176,000. Management believes that its current assets plus funds provided by operations and the Company's existing line of credit and debt capacity will be adequate to meet its anticipated capital and short-term needs. Management also believes that inflation has not had a material effect on its business.

Shareholders' equity was affected by a reduction in the Canadian exchange rate and an increase in the fair value of certain long-term securities. The Company experienced a decline in the equity adjustment from foreign currency translation of $151,000 as a result of a reduction in the Canadian exchange rate from 74.49% at October 1, 1994 to 72.87% at July 1, 1995, offset by an increase in shareholders' equity of $123,000 due to the increase in fair value of certain long-term marketable securities.

In fiscal 1995 the Company anticipates making expenditures for capital improvements aggregating approximately $6,000,000. To date, during fiscal 1995 the Company has authorized expenditures of approximately $5,790,000.

The Company is unable to determine the impact upon the Company's financial condition of an adverse determination, if any, in any action, proceeding or investigation arising out of the events discussed in Note 3 of the Notes to Financial Statements.

Seasonality
-----------

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

                         PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibit No.
         -----------

         10.1    Agreement dated June 13, 1995 by and between
                 Marietta Corporation and Stephen D. Tannen with regard to SAR Units

         10.2 Amendment to Employment Agreement dated May 31, 1995 by and between Marietta Corporation and Ronald C. DeMeo

         27      Financial Data Schedule


  (b)    None.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MARIETTA CORPORATION

  Date:  August 9, 1995


                      By:  /s/ Stephen D. Tannen
                               -----------------
                               Stephen D. Tannen
                               President and Chief Executive Officer


                      By:  /s/ Philip A. Shager
                               ----------------
                               Philip A. Shager
                               Chief Accounting Officer and Treasurer

                                 EXHIBIT INDEX


                                                                Filed
Exhibit                                                       Herewith
  No.      Description                                         Page No.
-------    -----------                                        ---------

10.1       Agreement dated June 13, 1995 by and between           13
           Marietta Corporation and Stephen D. Tannen with
           regard to SAR Units

10.2       Amendment to Employment Agreement dated                15
           May 31, 1995 by and between Marietta Corporation
           and Ronald C. DeMeo

27         Financial Data Schedule                                19
