Form 10-Q/A
period 1995-07-01
MARIETTA CORP
filed 1995-12-08
CIK 792969

                                   FORM 10-Q/A

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

The purpose of this amendment is to amend Part I, Items 1 and 2

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

                             MARIETTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                      July 1,         July 2,
                                                       1995            1994
Cash flows from operating activities:
  Net income (loss)                                ($  285,044)      $1,925,461
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
  Cumulative effect of a change in accounting
   for income taxes                                          0         (336,596)
  Depreciation and amortization                      2,479,341        2,585,102
  Provision for loss on accounts receivable            171,579          129,252
  Provision for inventory obsolescence                 482,579          498,503
  Unrealized loss on marketable securities                   0          141,175
  Deferred compensation                                      0           97,140
  Deferred income taxes                                (62,199)        (564,091)
  Loss on sale of equipment                             18,783            8,120
  Restricted cash                                     (300,000)        (300,000)
  Other assets                                         186,722         (358,022)
  Stock bonuses                                         61,040           74,610
  Changes in working capital:
     Accounts receivable                              (426,649)      (1,295,596)
     Inventories                                    (3,358,441)      (1,436,703)
     Other current assets                              516,550          585,972
     Accounts payable and accrued expenses             927,080         (905,272)
     Income taxes                                     (504,714)         209,588
                                                    ----------       ----------
     Net cash provided by (used in) operating
       activities                                      (93,373)       1,058,643
                                                    ----------       ----------

Cash flows from investing activities:
  Capital expenditures                              (3,564,457)      (2,008,948)
  Sales of marketable securities                         5,605           75,000
  Purchases of marketable securities                   (26,060)               0
                                                    ----------       ----------

    Net cash used in investing activities           (3,584,912)      (1,933,948)
                                                    ----------       ----------

Cash flows from financing activities:
  Payments on long-term debt                          (314,103)        (367,300)
  Employee stock purchase plan                          35,039           34,938
  Purchase of treasury stock                           (55,800)               0
  Payment of common stock note receivable                    0          279,450
                                                    ----------       ----------

    Net cash used in financing activities             (334,864)         (52,912)
                                                    ----------       ----------

Effect of foreign currency translation                 (54,974)          15,034
                                                    ----------       ----------

Net decrease in cash and cash equivalents           (4,068,123)        (913,183)
Cash and cash equivalents, beginning of period       7,476,101        8,844,276
                                                    ----------       ----------
Cash and cash equivalents, end of period            $3,407,978       $7,931,093
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

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Results of Operations
---------------------


Quarter ended July 1, 1995 compared with the quarter ended July 2, 1994
-----------------------------------------------------------------------

Net sales decreased in the quarter ended July 1, 1995 by 1.2% to $18,498,000 from $18,723,000 in the prior year's third quarter. The decrease of $225,000 consisted of a decrease of approximately $1,498,000 in custom packaging sales partially offset by an increase of approximately $1,273,000 in guest amenity sales. The increase in guest amenity sales was the result of increased sales volume. Custom packaging sales continued to be affected by delays in receiving customer-supplied materials which in turn caused delays in shipment of finished products by Marietta.

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

Nine months ended July 1, 1995 compared with the nine months ended July 2, 1994
-------------------------------------------------------------------------------

Net sales for the nine months ended July 1, 1995 decreased by 1.9% to $49,182,000 from $50,147,000 in the prior year. The decrease of $965,000 consisted of a decrease in custom packaging sales of $3,447,000 partially offset by an increase in guest amenity sales of $2,482,000. The increase in guest amenity sales was the result of increased sales volume. Custom packaging sales continue to be affected by delays in receiving customer-supplied materials which in turn caused a delay in shipment of finished products by Marietta.

In the first nine months of fiscal 1995 the Company's gross profit decreased to 22.7% of sales from 28.0% during the same period of fiscal 1994. Higher material costs and changes in product mix in the second and third quarters of fiscal 1995 negatively impacted gross margins. In addition, during the second quarter of fiscal 1995 the Company experienced a mechanical breakdown of certain of its soap manufacturing equipment which caused an interruption in its ability to manufacture soap. This necessitated the purchase of soap chips (the raw materials used in making soap bars) on the open market at higher costs to the Company. During fiscal 1995, the Company made capital improvements which it believes will improve the performance of its soap manufacturing equipment. Also, the lower than anticipated custom packaging sales continued to result in a reduced capability to cover fixed overhead costs.

Selling, general and administrative expense, as a percent of sales, increased to 24.0% of sales in the first nine months of 1995 from 22.3% in the same period during 1994. During 1995 the Company expensed $625,000 in respect of the fee to Goldman, Sachs & Co. in connection with its retention as the Company's financial advisor. As a result of the conviction of the Company's former Chief Executive Officer, the Company also reversed $310,000 of legal expenses which previously had been accrued in connection with defense costs incurred by such officer. In addition, legal charges increased $505,000 over the prior year. This increase was attributable primarily to the matters relating to the unsolicited proposal to acquire the Company made by Dickstein Partners.

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


Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased to $23,254,000 at July 1, 1995 from $25,142,000 at October 1, 1994. Cash used by operating activities for the first nine months of 1995 was $30,000 compared to $917,000 being provided by operating activities for the first nine months of 1994. The decrease in cash provided by operating activities was primarily the result of the net loss and a significant increase in inventories partially offset by an increase in accounts payable and accrued expenses. The increase in inventory during the first nine months of fiscal 1995 was attributable principally to two factors. First, the Company's inventory at July 1, 1995 included purchases of packaging film which in fiscal 1994 was supplied by certain major customers. In addition, the Company increased its inventory to meet anticipated demand for the Company's guest amenity products. The increase of cash used in investing activities in 1995 as compared to 1994 was caused primarily by an increase in capital expenditures.

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

Management believes that the Company is in sound financial condition as evidenced by its total shareholders' equity of $46,060,000 versus its long-term debt of $7,176,000. Management believes that its current assets plus funds provided by operations and the Company's existing line of credit and debt capacity will be adequate to meet its anticipated capital and short-term needs. Management also believes that inflation has not had a material effect on its business. It is the Company's practice to review on an on-going basis the marketability of its inventory and the Company makes provision for inventory obsolescence as it deems appropriate.

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

In fiscal 1995 the Company anticipates making expenditures for capital improvements aggregating approximately $6,000,000. All of such expenditures will be financed from the Company's working capital. To date, during fiscal 1995 the Company has authorized expenditures of approximately $5,790,000. The amount expended by the Company during the first nine months of fiscal 1995 in respect of capital expenditures was $3,560,000. Such expenditures were incurred primarily to finance the expansion of the Company's warehouse facility in Olive Branch, to upgrade the Company's bottling equipment and to upgrade the Company's soap manufacturing equipment.

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

  Date:  December 8, 1995


                      By:      /s/ Stephen D. Tannen
                               ---------------------
                               Stephen D. Tannen
                               President and Chief Executive Officer

                      By:      /s/ Philip A. Shager
                               --------------------
                               Philip A. Shager
                               Vice President, Chief Accounting Officer
                               and Treasurer