Form 10-K
period 1995-09-30
MARIETTA CORP
filed 1995-12-27
CIK 792969

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
Mark One
                                      [x]

For the Fiscal Year Ended September 30, 1995
--------------------------------------------

                                       or

                                             [ ]
For the transition period from ________ to ________

Commission File No. 0-14699
---------------------------

                              MARIETTA CORPORATION
             (Exact name of registrant as specified in its charter)
                                   16-1074992
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

     37 Huntington Street, Cortland, New York                 13045
     ----------------------------------------               ----------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (607) 753-6746

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X        No
                                ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 18, 1995 was approximately $24,801,200.

As of December 18, 1995, there were outstanding 3,596,049 shares of the Registrant's Common Stock, par value $.01 per share.

Documents Incorporated by Reference:   None.

                               INTRODUCTORY NOTE

   Marietta Corporation ("Marietta" or the "Company") entered into an Agreement and Plan of Merger, dated as of August 26, 1995, with BFMA Holding Corporation ("Parent"), and BFMA Acquisition Corporation ("Newco"), which provides for the merger (the "Merger"), of Newco, a wholly-owned subsidiary of Parent, with and into the Company, with the result that the Company will become a wholly-owned subsidiary of Parent. Parent is a corporation controlled by Barry W. Florescue, a director of the Company since August 31, 1995, and the beneficial owner of approximately 8.7% of the issued and outstanding shares of common stock, par value $.01 per share (the "Common Stock"). If the Merger is consummated, Mr. Florescue and his affiliates will acquire the entire equity interest in the Company and shareholders of the Company (other than Mr. Florescue and his affiliates) will receive $10.25 per share in cash. The closing of the transaction is subject to several conditions, including: Mr. Florescue obtaining the financing necessary to approve the transaction; and approval of the transaction by holders of at least 66 2/3% of the Common Stock. There can be no assurance that the conditions will be satisfied.

                                     PART I


ITEM 1. BUSINESS.

GENERAL

The Company was incorporated in 1976 and is one of the leading independent companies specializing in the design, manufacture, packaging, marketing and distribution of guest amenity programs to the travel and lodging industry in the United States and abroad. The Company's guest amenity programs feature a wide variety of nationally branded toiletries, personal care products and accessories which travel and lodging establishments provide for the comfort and convenience of their guests.

The Company is also a leader in providing customized sample-size and unit-of-use packaging products and services to companies in the toiletries, cosmetics, pharmaceuticals and household products industries for such purposes as marketing promotions and retail sales.

Marietta American, Inc. ("Marietta American"), a wholly owned subsidiary of the Company, is one of the largest manufacturers of private label miniature bar soaps for the travel and lodging industry. Marietta American specializes in customized soap products for the lodging, airline and cruise ship markets. In addition, Marietta American sells soap products to the cosmetics, consumer goods and healthcare industries and to institutional and industrial markets including health spas, schools and restaurants.

The Company also has a wholly owned Canadian subsidiary, Marietta Canada Inc. ("Marietta Canada"), which services the Canadian marketplace in a way which is similar to the operations of Marietta in the United States. In fiscal 1995 and 1994, net sales for Marietta Canada were less than 10% of the Company's total sales. Net sales for Marietta Canada in fiscal 1993 were approximately 10% of total sales for Marietta. See Note 13 of Notes to Consolidated Financial Statements.

Unless otherwise noted, all references herein to "Marietta" or the "Company" include Marietta and its wholly owned subsidiaries, Marietta American and Marietta Canada.

PRODUCTS AND SERVICES

The Company's guest amenity programs include hair care products, soaps, lotions, bath products, fragrances, mouthwash and other dental care products, sewing kits, shoe care products, shower caps and decorative display units. Well-known nationally-branded products are integral components of Marietta's amenities programs. These include Flex & Go(TM) Shampoo and Conditioner (Revlon), Vaseline(R) Intensive Care(R) Lotion (Chesebrough-Pond's), Listermint(R) Mouthwash (Warner-Lambert), Woolite Cold Water Wash (Reckitt & Coleman Household Products), Andrew Jergens soaps, and H\\2\\O Plus(R) (H\\2\\O Plus) hair and cleansing bar products.

Customized guest amenity programs marketed by Marietta to major hotel chains assist in providing a uniform theme throughout the chain. Such programs typically consist of several items packaged and presented in Company-designed bottles, tubes, packets and boxes that display the name and logo of the hotel establishment.

The Company also provides customized guest amenity programs for major hotel chain franchisees having independent buying power as well as for independent hotel establishments. Such programs generally entail design and packaging to complement the guest room decor and the image of the particular lodging establishment.

As an alternative to customized guest amenity programs, Marietta markets its own lines of guest amenity programs, including a broad line of 20 items under the "Fleur de Lis" label and over 40 products under Marietta's "Lord and Mayfair(R)," "Leisure," "The Executive Collection" and "Sun and Sand" labels. Such programs are suitable for a variety of decors and adequate inventory is maintained and available for prompt delivery.

Marietta produces an extensive assortment of customized packages, and performs a variety of packaging services, for companies primarily in the toiletries, cosmetics, household products and over-the-counter pharmaceuticals industries. Marietta's products and services are used by such companies principally for new product introductions, promotional purposes and retail distribution. The Company's services permit consumer products companies to limit their market risks and capital expenditures while employing a variety of sampling methods and packaging alternatives.

Marietta creates, designs and manufactures packages, such as flexible packets, bottles, tubes and die-cut packets, for many products including creams, flakes, liquids, lotions, ointments, powders, pills and tablets. Marietta works with its customers to design attractive, durable and easily usable customized packages which retain the integrity of the products being packaged. The Company also manufactures and fills packages requiring innovative and specialized equipment and tooling. Marietta has successfully developed manufacturing technologies in connection with its sample-size and unit-of-use packaging and services. Such technologies enable Marietta to produce die-cut packets in a multiple of shapes and sizes, to produce "magazine insert" packets able to withstand pressure of up to 3000 pounds per square inch, to pump difficult products and to develop packaging materials for "hard-to-hold" products. Marietta uses bulk products supplied primarily by major consumer products companies except that the bar soap produced by Marietta American is used to fill most of the Company's soap requirements.

For the fiscal years 1995, 1994, and 1993 the portion of the Company's net sales attributable to guest amenities was 62.6%, 59.0%, and 57.4%, respectively, and the portion of the Company's net sales attributable to customized sample-size and unit-of-use packaging products and services, and soap manufacturing for consumer products companies, was 37.4%, 41.0%, and 42.6%, respectively.

Marietta American has been a leader in creative packaging of bar soap for the travel and lodging industry and offers a wide variety of soap formulations, colors, fragrances, and bar shapes and sizes, as well as packaging options including cellophane wrap and tissue pleat packaging.

The Company's manufacturing takes place at its facilities in Cortland, New York, Olive Branch, Mississippi, and Toronto, Ontario, Canada under strict quality assurance procedures. At its Cortland facility, Marietta uses sophisticated machinery designed and engineered by the Company. Marietta American's facility in Olive Branch uses technologically advanced equipment for both the processing and the finishing of its soap products. Marietta Canada allows Marietta to provide manufacturing operations in one location in Toronto similar to those in the United States. Management believes that the Company has sufficient production capacity to meet its current needs and its anticipated growth.

CUSTOMERS

Marietta's guest amenity customers are national and international hotel chains, franchisees of hotel chains, independent hotels, cruise lines, hospitals and other health care facilities and schools. Marietta provides its services to many of the major hotel chains including Best Western, Choice Hotels, Days Inn, Embassy Suites, Holiday Inns, Howard Johnson, Marriott Hotels, Radisson Hotels, Red Lion Inns and Sheraton Hotels. Many independent hotels are also among the Company's customers including Bally's(TM) Casino Hotels, Kingsmill Resort in Virginia, El Dorado Hotel & Casino in Nevada, and the Royal Waikoloan. The Company's contracts with its customers generally provide for terms ranging from six months to two years, for fixed prices with escalation clauses for increases in costs of raw materials and for specified shipments over the life of the contract.

Many major consumer product companies rely upon independent packagers such as Marietta to provide high quality, economical packaging services to meet the demand for distributable samples at retail outlets, by mail or as magazine, brochure or catalog inserts. The demand for sample-size and unit-of-use packages by such companies has had a favorable impact on the market for Marietta's products and services.

Marietta has designed and customized sample-size and unit-of-use packaging and services for many of the nation's leading consumer products companies. Included among its customers are Chesebrough-Pond's, Cosmair, Colgate-Palmolive Co., Coty, Eastman Kodak, Estee Lauder, Johnson & Johnson, Procter & Gamble, Revlon, Schering-Plough and Warner Lambert.

MARKETING AND SALES

The Company's marketing strategy emphasizes sales of guest amenity programs and sample-size and unit-of-use packaging and products and services on a single source basis utilizing the cost efficient technology and systems developed by the Company. Marietta believes it has a reputation for designing and manufacturing innovative products of superior quality and for providing prompt, professional customer service.

The Company's marketing activities with respect to its guest amenity programs are coordinated by its Vice President of Marketing who is responsible for Guest Amenity direct sales personnel at corporate headquarters and throughout the country. The Company markets to over 350 independent distributors in the western hemisphere through the Company's sales personnel whose activities are coordinated by the National Sales Manager of Guest Amenity Sales who reports to the Vice President of Marketing. The Company employs a separate sales force for Marietta Canada consisting of a sales manager and three sales representatives. Marietta advertises its products and services in trade publications and catalogs and engages in direct mail solicitation. The Company also employs a telemarketing effort to contact individual hotels and attends trade shows.

The Company's marketing and sales activities with respect to its sample-size and unit-of-use packaging and services are coordinated by its Senior Vice President of Marketing and Sales who is responsible for direct sales personnel. Marietta Canada employs a separate sales force for its sample-size and unit-of-use products consisting of a member of senior management and one sales representative.

DESIGN

The Company considers its package and graphics design capabilities to be an integral element of its business. Marietta has developed several important design innovations that have made it a recognized leader in its field. Marietta's designers assist customers in the creation and development of the components, graphics, colors, products and presentation methods used in their guest amenity programs.

The Company consults with its consumer products customers to design customized packaging which is attractive, durable, easily usable and which retains the integrity of the products being packaged. Marietta also engineers and adapts its machinery to create innovative packaging and to develop filling capabilities which meet customers' specialized requirements.

SUPPLY CONTRACTS

The Company has agreements with certain manufacturers of personal care products to package, market and distribute their products to the travel and lodging industry. The Company believes that there are adequate alternative sources of supply available for all products it manufactures, packages and distributes. Moreover, Marietta believes that its success is determined more by the overall quality of its products and services than by the availability of any specific brand-name products.

QUALITY ASSURANCE

Marietta believes that maintaining the highest standards of quality is important to generating customer satisfaction and to maintaining its competitive position. The Company's operations are subject to regular quality inspections by its personnel. In addition, the Cortland plant, equipment, personnel and record keeping are periodically reviewed and inspected by United States Food and Drug Administration ("F.D.A.") officials, as well as by the Company's customers. The Company's Canadian operation is periodically reviewed by the Canadian Health Protection Branch ("H.P.B."). The Company's procedures include strict adherence to the current Good Manufacturing Practices of the F.D.A. and the H.B.P.

Marietta's commitment to quality assurance includes sampling and laboratory testing of bulk products prior to packaging and of finished goods prior to delivery.

COMPETITION

Marietta has many competitors in the guest amenity and customized sample-size and unit-of-use packaging businesses, some of which have more extensive production and marketing capabilities, as well as substantially greater financial resources, than the Company. In addition, many consumer products companies have in-house packaging capabilities to meet their sample-size and unit-of-use packaging and services requirements; however, the Company believes that major consumer products companies will continue to use independent packagers such as Marietta for the promotion of their products in order to minimize capital expenditures and maximize production flexibility.

Marietta believes that the factors which affect its business include price, cost, packaging expertise, quality assurance standards, research and development, and distribution capabilities. Such factors are relevant to both the Company's guest amenity and customized sample-size and unit-of-use packaging products and services. The Company believes that its creative approach to the design, manufacture, marketing and distribution of its products and services, its quality assurance standards, its research and development capabilities and the combination of such elements enable it to compete effectively. In addition, Marietta endeavors to competitively price all of its products and services.

The Company believes that the continuous modernization and expansion of its manufacturing facilities has been an important factor in enabling its guest amenity and customized sample-size and unit-of-use packaging products and services to remain competitive.

REGULATORY REQUIREMENTS

The Company is subject to the jurisdiction of the F.D.A., the New York State Department of Agriculture and Markets, the United States Environmental Protection Agency, and the H.P.B. The Company also complies with the laws and regulations of the States of New York and Mississippi and the province of Ontario relating to land use in connection with its manufacturing and packaging operations. The Company believes that it is in material compliance with applicable regulatory requirements including applicable environmental laws.

EMPLOYEES

As of September 30, 1995, the Company employed a total of 721 full-time employees of whom 58 were in sales and marketing, 600 were in manufacturing, quality assurance and distribution, and 63 were in general administration. The Company considers its relationship with its employees to be good.

SEASONALITY

The Company's guest amenity business is subject to some fluctuation in results reflecting the seasonal nature of the travel and lodging industry. As a consequence, the revenues from the Company's guest amenity business in its third and fourth fiscal quarters tend to be higher than during the rest of the year.

ITEM 2. PROPERTIES.

Marietta utilizes approximately 164,000 square feet of manufacturing, warehouse and office space in three connected buildings located on approximately five acres of land in Cortland, New York. The Company owns two buildings of approximately 37,000 and 52,000 square feet and leases the third building of approximately 75,000 square feet from the Cortland County Industrial Development Agency, a public benefit corporation (the "Agency"). The lease was entered into in December 1986 in connection with a fifteen year $2,500,000 Industrial Revenue Bond (the "1986 IRB") financing extended by the Agency to assist the Company in constructing, on its land, a new facility of approximately 75,000 square feet which provided the Company with expanded manufacturing, warehouse and office facilities. The lease provides for rental payments equal to the debt service payments required under the 1986 IRB financing and for the purchase of the premises by the Company for $1.00 at the end of the lease term, which expires in December 2001. The Company believes it is utilizing its facilities to meet effectively its current production requirements.

Marietta American utilizes approximately 176,000 square feet of manufacturing, warehouse and office space at its facility located on approximately ten acres in Olive Branch, Mississippi. Marietta American owns a 72,600 square foot building and leases from DeSoto County, Mississippi ("DeSoto County") a 103,800 square foot building at such location. The lease was entered into in connection with the refinancing, through the issuance of $4,875,000 aggregate principal amount of DeSoto County Industrial Development Revenue Bonds (the "1988 Bonds"), of all of the then outstanding Industrial Development Revenue Bonds issued by DeSoto County in 1985 (the "1985 Bonds"). The 1985 Bonds were issued to finance the expansion of Marietta American's manufacturing facility. The lease provides for basic rental payments equal to the debt service payments on the 1988 Bonds and supplemental rental payments equal to the expenses, liabilities and obligations with respect to the facility for which Marietta American is responsible under the lease. The lease further provides for the purchase by the Company of the financed addition to the facility for $100 at the end of the lease term which expires on December 1, 2008.

The Company leases approximately 90,000 square feet of manufacturing, warehouse and office space in Toronto, Ontario, Canada for the operations of Marietta Canada. The current lease is a five year lease commencing January 1, 1995 and expiring December 31, 1999.

The Company leases a sales office in Parsippany, New Jersey.

The Company believes that it has sufficient production capacity to meet its anticipated growth for the foreseeable future. See Item 1. - "Business - Products and Services."

The property, plant and equipment of the Company are subject to various liens securing the Company's long-term debt. See Note 5 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

On or about November 24, 1992, an action was filed in the United States District Court for the Western District of Tennessee by Donald M. Rowe ("Rowe"), a former officer and director of the Company and a former shareholder of Marietta American, J. Donald Rowe, Masella B. Rowe, and California Soap Co. Inc. ("Plaintiffs") against the Company and John S. Nadolski (former President, Chief Executive Officer and a director of the Company). The complaint alleges, among other things, violations of certain federal and state securities and other laws as a result of alleged misrepresentations contained in or facts omitted from certain statements made by the Company in various documents, including documents filed with the Securities and Exchange Commission, and communications allegedly made in connection with the Company's acquisition of Marietta American and Plaintiffs' acquisition of shares of the Company's securities. The complaint also alleges breaches of Rowe's contractual rights and seeks money damages in an undetermined amount. Although no claims have been asserted by Huey L. Holden, a former shareholder of Marietta American, the Company has tolled the statute of limitations with respect to any claim by Mr. Holden against the Company arising from the acquisition of Marietta American.

On or about July 29, 1994, an action was commenced in the United States District Court for the Western District of Tennessee by Valley Products Co., Inc. ("Valley Products"), a vendor of guest amenity products, against Landmark, a division of Hospitality Franchise Systems, Inc., Hospitality Franchise Systems, Inc., ("HFS"), the Company, Guest Supply, Inc., Days Inn of America, Inc., Howard Johnson Franchise System, Inc., Ramada Franchise Systems, Inc., Super 8 Motels, Inc., Park Inns International, Inc., and TM Acquisitions, Inc. In the action it is alleged, among other things, that a preferred vendor agreement entered into by the Company and HFS (as the parent corporation of the franchisors named as defendants in the action) pursuant to which HFS agreed to recommend the Company to franchisees of such franchisors in the Western hemisphere as a preferred vendor of logoed guest amenity products, tortiously interfered with Valley Product's contracts and constituted an illegal tying and exclusive dealing arrangement in violation of federal and Tennessee state anti-trust laws, including Sections 1 and 2 of the Sherman Act and Sections 4 and 16 of the Clayton Act. The action seeks, among other things, a temporary injunction and a declaratory judgment prohibiting the enforcement of the preferred vendor agreement between the Company and HFS and money damages in an amount not less than $10 million dollars, to be trebled pursuant to Section 4 of the Clayton Act.

On or about September 12, 1994, B.N.P. Industries, Inc. d/b/a Savannah Soaps, also a vendor of guest amenity products, filed an action, similar to the action commenced by Valley Products, against the Company and the same other principal parties, in the United States District Court for the Southern District of Georgia, seeking money damages in an amount in excess of $100,000, to be trebled pursuant to Section 4 of the Clayton Act. This case was consolidated with the action commenced by Valley Products in the United States District Court for the Western District of Tennessee.

A motion by the Company together with the other defendants to dismiss the action was granted by the District Court on or about December 22, 1994. The plaintiffs (Valley Products and Savannah Soaps), appealed the decision of the District Court. On or about July 27, 1995, Savannah Soap's motion to voluntary dismiss its appeal was granted.

See Note 15 of Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) On August 31, 1995, Registrant held its Annual Meeting of Shareholders.

(b) Dickstein Partners Inc. commenced a solicitation in opposition to management's nominees, but withdrew such solicitation prior to the Company's Annual Meeting of Shareholders.

(c) At the Company's Annual Meeting of Shareholders, all of management's nominees were elected to the Board of Directors. The result of such vote was as follows:

                                              Broker
         Name              For     Withheld  Non-Votes
----------------------  ---------  --------  ---------
Robert C. Buhrmaster    2,212,733    19,312      0
Ronald C. DeMeo         2,195,472    36,573      0
Barry W. Florescue      2,212,477    19,568      0
Dominic J. LaRosa       2,212,733    19,312      0
Frank Magrone           2,212,733    19,312      0
Charles W. Miersch      2,212,477    19,568      0
Leonard J. Sichel       2,212,477    19,568      0
Stephen D. Tannen       2,212,733    19,312      0
Thomas D. Walsh         2,212,733    19,312      0

(d)  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded in the NASDAQ National Market System under the symbol MRTA. The table below sets forth the range of the high and low sale prices, as reported by the National Association of Securities Dealers, during each of the last two fiscal years.

                Quarter   High      Low
                -------  -------  -------

Fiscal 1995:    First     $ 8 3/4   $6 3/4

                Second     11 1/2    7 1/2

                Third      11 1/8    9 1/2

                Fourth     10 1/2    7


Fiscal 1994:    First     $ 8 1/2   $6 1/2

                Second      9        6

                Third       9 3/8    7 1/2

                Fourth      9 1/2    7 1/2

__________________________

The prices set forth above reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

The approximate number of holders of record of Marietta's Common Stock as of December 18, 1995 was 299.

No dividends have been declared with respect to the Company's Common Stock and the Company has no intention to pay cash dividends in the foreseeable future. Pursuant to one of the Company's loan agreements, the Company is limited in the amount of cash dividends it may declare to 50% of the Company's cumulative net income for each fiscal year commencing with its 1993 fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplementary Data."



                                                                               FISCAL YEARS ENDING IN:
                                           ----------------------------------------------------------------------------------------
                                               1995               1994              1993              1992              1991
                                             --------           --------          --------          --------          --------
                                          (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS AND RATIO OF EARNINGS TO FIXED CHARGES)
INCOME STATEMENT DATA
Net sales                                      $ 72,407          $ 68,231          $ 65,845          $ 69,111          $ 58,080
Gross profit                                     16,649            19,129            17,588            17,920            12,129
Income (loss) before extraordinary
item or change in accounting                          5             2,282             1,443             2,115            (1,954)
principle
Extraordinary item (1991) or change in
 accounting principle (1994)                         --               337                --                --               724
Net income (loss)                                     5             2,618             1,443             2,115            (1,230)

Per Share Data:

Income (loss) before extraordinary
item or change in accounting
principle                                             0              0.64              0.40              0.59             (0.54)
Extraordinary item (1991) or change in
 accounting principle (1994)                         --              0.09                --                --              0.20
Net income (loss)                                     0              0.73              0.40              0.59             (0.34)
Weighted average shares outstanding
and common share equivalents (in                  3,610             3,586             3,572             3,570             3,609
thousands of shares)
Book Value per Share                             $13.10          $  13.06          $  12.36          $  12.08          $  11.62
Ratio of earnings to fixed charges                  .85              5.00              2.40              1.79               .29

BALANCE SHEET DATA

Working capital                                $ 23,622          $ 25,142          $ 24,714          $ 23,264          $ 22,225
Total assets                                     64,131            61,836            58,661            59,477            58,153
Long-term debt                                    6,514             6,851             7,213             8,548            10,778
Convertible subordinated notes                      278               274               269               265               261
Shareholder's equity                             46,498            46,275            43,301            42,238            40,584
Cash dividends per common share                    NONE              NONE              NONE              NONE              NONE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales increased 6.1% in fiscal 1995 as compared to fiscal 1994. The increase of $4,176,000 was attributable to an increase in guest amenity sales of $5,095,000 partially offset by a decrease in custom packaging sales of $919,000. The increase in guest amenity sales was the result of increased sales volume. The decrease in custom packaging sales was attributable to a decrease in pricing and a change in product mix. Net sales increased 3.6% in fiscal 1994 compared to fiscal 1993. The increase of $2,386,000 was attributable to an increase in guest amenity sales of $2,468,000 with a slight decrease in custom packaging sales of $82,000. The increase in guest amenity sales from fiscal 1993 to 1994 was the result of increased sales volume.

The Company's gross profit decreased to 23.0% of sales in fiscal 1995 from 28.0% in fiscal 1994. Material cost for guest amenities increased significantly in fiscal 1995 as compared to 1994. This increase was attributable to higher than anticipated component costs for tallow, corrugate, bottles and packing film. In order to offset the resulting decline in gross profit, a price increase was put into effect on August 15, 1995. In addition, the Company's gross profit percentage decreased slightly as a result of a mechanical breakdown of certain of its soap manufacturing equipment during the second quarter of fiscal 1995. This necessitated the purchase of soap chips on the open market at higher costs to the Company. The Company also experienced delays in receiving customer-supplied materials for custom packaging which caused delays in shipment of finished product and resulted in reduced overhead absorption. In addition, changes in the product mix negatively impacted gross profits. The Company's gross profit increased to 28.0% of sales in fiscal 1994 from 26.7% in fiscal 1993. The increase was primarily due to product mix and the Company's continued efforts in improving production efficiencies. In particular, the Company's Canadian subsidiary operated at significantly improved margins.

Selling, general and administrative expenses, as a percentage of sales, increased to 23.4% in fiscal 1995 from 22.1% in fiscal 1994. During fiscal 1995 the Company expensed $1,000,000 in connection with its retention of Goldman, Sachs & Co. as the Company's financial advisor and incurred additional legal and professional fees of approximately $763,000, primarily in connection with matters relating to the unsolicited proposal by Dickstein Partners to acquire the Company. Excluding the fee of the financial advisor and the additional legal and professional fees, selling, general and administrative expense would have been 21.0% of sales, or 1.1% lower than in fiscal 1994. This decrease was mainly attributable to the increase in sales. Selling, general and administrative expenses were 22.1% of sales in 1994 compared to 21.1% in fiscal 1993. This 1993 percentage is before giving effect to a non-recurring charge of $1,333,333 resulting from the settlement of a litigation. The increase in fiscal 1994 was primarily due to an increase in freight out expense associated with guest amenity sales and an increase in marketing expense due to a renewed focus in marketing. Selling, general and administrative expense for 1993, including such non-recurring charge, was 23.1% of sales.

Other expense (income), net represents the netting of interest expense, investment income and other income and expense items. Other expense (income), net resulted in net income of $185,000 in fiscal 1995 compared to a net expense of $520,00 in fiscal 1994. This change is primarily attributable to a charge in fiscal 1994 of $713,000 resulting from a decline in the market value of certain cash equivalents and marketable securities. Investment income of $661,000 in fiscal 1995 compares favorably with $544,000 in fiscal 1994. This 21.5% increase was attributable to both higher funds available for investment and to better yields. Interest expense increased to $514,000 in fiscal 1995 compared to $447,000 in fiscal 1994. This increase was attributable to interest paid in connection with the settlement of a state income tax audit and to higher rates on the Marietta American's Industrial Development Bonds. Net miscellaneous income in fiscal 1995 was $38,000 as compared to $96,000 in fiscal 1994. Other expense, net resulted in a net expense of $520,000 in fiscal 1994 compared to a net income of $92,000 in fiscal 1993. This change is primarily attributable to a charge of $713,000 resulting from the decline in market value of certain cash equivalents and marketable securities. Investment income of $544,000 in fiscal 1994 compares favorably with $508,000 in fiscal 1993. Interest expense increased slightly in fiscal 1994 to $447,000 compared to $438,000 in fiscal 1993. This increase was attributable to an increase in interest rates. Net miscellaneous income in fiscal 1994 was $96,000 as compared to $22,000 in fiscal 1993. This increase is primarily attributable to the sale of excess inventory components.

The Company's effective tax rate (benefit) for federal, state and foreign taxes was a 104.2% effective tax benefit in fiscal 1995 compared to an effective tax rate of 35.3% in 1994. In fiscal 1995 tax benefits were derived from the Company's foreign sales corporation, a change in the valuation allowance as relates to Marietta Canada, and Marietta Canada's net operating income not currently being taxed. The Company's effective tax rate was 41.1% in fiscal 1993. This rate was impacted by state and provincial franchise/equity taxes and the inability to utilize a foreign loss as a carryback.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $23,622,000 at September 30, 1995 from $25,142,000 at October 1, 1994. Cash provided by operating activities for 1995 and 1994 was $1,443,000 and $3,554,000 respectively. The $2,111,000 reduction in cash provided by operating activities in 1995 as compared to 1994 was caused primarily by the decrease in net income of $2,613,000 and the decrease in the cash collected on accounts receivable in 1995 compared to 1994, partially offset by the increase in accounts payable and accrued expenses. The cash used in investing activities in 1995 is comparable to 1994 and results primarily from capital expenditures. The increase in cash used in financing activities in 1995 compared to 1994 was caused by the purchase of treasury stock in 1995 of $56,000 and the collection of a common stock note receivable in 1994 (with no corresponding collection 1995) partially offset by a decrease in payments on long-term debt of $73,000.

The Company has a $12,000,000 revolving credit facility all of which was available as of September 30, 1995. The revolving credit portion of the facility expires in October 1996. Borrowings under the facility bear interest at the prime rate or, if elected by the Company, at an interest rate 1.1% above the LIBOR rate.

Management believes that the Company is in sound financial condition as evidenced by its total shareholders' equity of $46,498,000 versus its long-term debt of $7,129,000. Management believes that its current assets plus funds provided by operations and the Company's existing lines of credit and debt capacity are adequate to meet its anticipated capital and short-term needs. Management also believes that inflation has not had a material effect on its business. It is the Company's practice to review on an on-going basis the marketability of its inventory and the Company makes provision for inventory obsolescence as it deems appropriate.

In fiscal 1996 the Company expects to undertake capital improvements of approximately $3,000,000. In addition, the Company expects to enter into capital leases on a new computer system totalling approximately $1,500,000.

The Company is unable to determine the impact upon the Company's financial condition of an adverse determination, if any, in any action, proceeding or investigation arising out of the events discussed in Note 15 of the Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Marietta Corporation
Cortland, New York

We have audited the accompanying consolidated balance sheets of Marietta Corporation and its subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marietta Corporation and its subsidiaries as of September 30, 1995 and October 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, there are legal proceedings that exist. The outcome of these matters and their impact on the consolidated financial statements cannot presently be determined.

Deloitte & Touche LLP
Rochester, New York
November 14, 1995

                     MARIETTA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                            SEPTEMBER 30,    OCTOBER 1,
                                                                      1995           1994
                                                                      ----           ----
Current assets:
  Cash and cash equivalents                                         $ 4,384,686   $ 7,476,101
  Accounts receivable (net of allowance of $280,314 and
   $223,219, respectively)                                           13,668,876    10,074,495
  Inventories                                                        12,626,817    11,926,566
  Refundable income taxes                                               548,792       341,735
  Other current assets                                                  433,887       770,475
  Deferred tax asset                                                    601,952       467,083
                                                                    -----------   -----------
    Total current assets                                             32,265,010    31,056,455

Property, plant and equipment, net                                   23,162,584    22,187,484
Restricted cash                                                       2,700,000     2,300,000
Marketable securities                                                 2,432,050     2,219,823
Excess of cost over net assets acquired (net of accumulated
 amortization of $807,976 and $682,127, respectively)                 3,202,052     3,327,901
Other assets                                                            368,888       744,773
                                                                    -----------   -----------
Total assets                                                        $64,130,584   $61,836,436
                                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                   $ 4,528,147   $ 2,754,613
 Accrued payroll                                                      1,708,637     1,512,467
 Accrued rebates                                                        483,653       445,226
 Accrued expenses                                                     1,448,565       818,880
 Current maturities of long-term debt                                   336,699       361,894
 Income taxes payable                                                   137,541        21,602
                                                                    -----------   -----------
    Total current liabilities                                         8,643,242     5,914,682

Long-term debt, less current maturities                               6,514,335     6,851,034
Convertible subordinated note                                           278,040       273,720
Deferred tax liability                                                2,197,228     2,522,406
Commitments and contingencies
                                                                    -----------   -----------
    Total liabilities                                                17,632,845    15,561,842
                                                                    -----------   -----------
Shareholders' equity:
 Preferred stock, $0.01 par value, authorized 1,000,000 shares
 Common stock, $0.01 par value, authorized 10,000,000 shares             40,109        40,057
 Additional paid-in capital                                          36,762,049    36,768,483
 Common stock notes receivable                                         (607,500)     (607,500)
 Treasury stock, at cost                                             (3,877,333)   (3,923,993)
 Retained earnings                                                   14,756,349    14,750,930
 Equity adjustment from foreign currency translation                   (702,505)     (753,383)
 Marketable securities net unrealized holding gain                      126,570
                                                                    -----------   -----------
    Total shareholders' equity                                       46,497,739    46,274,594
                                                                    -----------   -----------
Total liabilities and shareholders'equity                           $64,130,584   $61,836,436
                                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.

                     MARIETTA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Years Ended
                                                September 30,   October 1,    October 2,
                                                     1995          1994          1993
                                                     ----          ----          ----

Net sales                                         $72,407,349   $68,230,918  $65,844,814

Cost of sales                                      55,758,373    49,102,208   48,257,199
                                                  -----------   -----------  -----------
Gross profit                                       16,648,976    19,128,710   17,587,615
                                                  -----------   -----------  -----------
Litigation settlement                                                          1,333,333

Selling, general and administrative expenses       16,964,554    15,083,615   13,895,746
                                                  -----------   -----------  -----------
Total operating expenses                           16,964,554    15,083,615   15,229,079
                                                  -----------   -----------  -----------
Operating income (loss)                              (315,578)    4,045,095    2,358,536

Other expense (income), net                          (185,301)      520,058      (91,566)
                                                  -----------   -----------  -----------
Income (loss) before income taxes and
 cumulative effect of a change
 in accounting principle                             (130,277)    3,525,037    2,450,102

Income tax provision (benefit)                       (135,696)    1,243,221    1,007,498
                                                  -----------   -----------  -----------
Income before cumulative
 effect of a change in accounting
 principle                                              5,419     2,281,816    1,442,604

Cumulative effect of a change in
 accounting for income taxes                                        336,596
                                                  -----------   -----------  -----------
Net income                                        $     5,419   $ 2,618,412  $ 1,442,604
                                                  ===========   ===========  ===========

Earnings per share:

Earnings before cumulative effect of
 a change in accounting principle                       $0.00         $0.64        $0.40

Cumulative effect of a change in
 accounting for income taxes                                           0.09
                                                  -----------   -----------  -----------
Earnings per share                                      $0.00         $0.73        $0.40
                                                  ===========   ===========  ===========
Weighted average shares and common
  share equivalents                                 3,609,638     3,585,573    3,572,415
                                                  ===========   ===========  ===========

The accompanying notes are an integral part of the financial statements.


                                               Marietta Corporation and Subsidiaries
                                          Consolidated Statements of Shareholders' Equity
                                      September 30,1995, October 1,1994, and October 2, 1993



                                                                       Additional   Common Stock
                                                                        Paid-in       Notes
                                                     Common Stock       Capital      Receivable        Treasury Stock
                                                    ------------        -------      ----------        --------------
                                                    Shares     Amount                                Shares     Amount
                                                    ------     ------                                ------     ------
Balance, September 26, 1992                        3,996,268  $39,962  $36,750,769   ($886,950)      426,096  ($4,038,167)

    Net income

    Employee stock purchase plan                       4,273       43       22,391

    Foreign currency translation adjustment
                                                -------------------------------------------------------------------------

Balance, October 2, 1993                           4,000,541   40,005   36,773,160    (886,950)      426,096   (4,038,167)

    Net income

    Employee stock purchase plan                       5,176       52       34,887

    Employee stock bonus                                                   (12,500)                   (2,500)      29,374

    Officers' stock bonus                                                  (27,064)                   (7,217)      84,800

    Payment on common stock note receivable                                            279,450

    Foreign currency translation adjustment
                                                -------------------------------------------------------------------------

Balance, October 1, 1994                           4,005,717   40,057   36,768,483    (607,500)      416,379   (3,923,993)

    Net income

    Purchase of treasury stock                                                                         7,200      (55,800)

    Employee stock purchase plan                       5,191       52       34,986

    Officers' stock bonus                                                  (41,420)                  (8,720)      102,460

    Foreign currency translation adjustment

    Marketable securities net unrealized
     holding gain
                                                -------------------------------------------------------------------------
Balance, September 30, 1995                        4,010,908  $40,109  $36,762,049   ($607,500)     414,859   ($3,877,333)
                                                =========================================================================


                                                            Equity Adjustment
                                                              From Foreign     Marketable Securities     Total
                                                  Retained      Currency        Net Unrealized         Shareholders'
                                                  Earnings    Translation         Holding Gain           Equity
                                                  --------    -----------         ------------           ------
Balance, September 26, 1992                      $10,689,914   ($317,289)                              $42,238,239

    Net income                                     1,442,604                                             1,442,604

    Employee stock purchase plan                                                                            22,434

    Foreign currency translation adjustment                     (402,280)                                 (402,280)
                                                ------------------------------------------------------------------

Balance, October 2, 1993                          12,132,518    (719,569)                               43,300,997

    Net income                                     2,618,412                                             2,618,412

    Employee stock purchase plan                                                                            34,939

    Employee stock bonus                                                                                    16,874

    Officers' stock bonus                                                                                   57,736

    Payment on common stock note receivable                                                                279,450

    Foreign currency translation adjustment                      (33,814)                                  (33,814)
                                                ------------------------------------------------------------------

Balance, October 1, 1994                          14,750,930    (753,383)                               46,274,594

    Net income                                         5,419                                                 5,419

    Purchase of treasury stock                                                                             (55,800)

    Employee stock purchase plan                                                                            35,038

    Officers' stock bonus                                                                                   61,040

    Foreign currency translation adjustment                       50,878                                    50,878

    Marketable securities net unrealized
     holding gain                                                                   126,570                126,570
                                                ------------------------------------------------------------------
Balance, September 30, 1995                      $14,756,349   ($702,505)          $126,570            $46,497,739
                                                ==================================================================


The accompanying notes are an integral part of the financial statements.

                     MARIETTA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED:                                                        SEPTEMBER 30,    OCTOBER 1,    OCTOBER 2,
                                                                       1995            1994          1993
                                                                       ----            ----          ----
Cash flows from operating activities:
 Net income                                                           $     5,419   $ 2,618,412   $ 1,442,604
                                                                      -----------   -----------   -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Cumulative effect of a change in accounting
  for income taxes                                                                     (336,596)
 Depreciation and amortization                                          3,319,721     3,468,621     3,309,120
 Provision for loss on accounts receivable                                189,198        61,988       (34,190)
 Provision for inventory obsolescence                                     627,876       292,564       324,238
 Unrealized loss on marketable securities                                               670,681
 Deferred compensation                                                                   97,140       250,140
 Deferred income taxes                                                   (521,549)     (305,467)      414,392
 Loss on sale of equipment                                                128,315       135,899        44,125
 Other assets                                                             196,979        97,179       (56,849)
 Restricted cash                                                         (400,000)     (400,000)     (400,000)
 Stock bonuses                                                             61,040        74,610
 Changes in working capital:
   Accounts receivable                                                 (3,779,832)     (571,200)    2,991,926
   Inventories                                                         (1,264,506)     (933,606)     (567,835)
   Other current assets                                                   335,905        72,864      (458,453)
   Accounts payable and accrued expenses                                2,635,483    (1,022,691)     (721,363)
   Income taxes                                                           (91,144)     (466,341)     (476,004)
                                                                      -----------   -----------   -----------
   Total adjustments                                                    1,437,486       935,645     4,619,247
                                                                      -----------   -----------   -----------
   Net cash provided by operating activities                            1,442,905     3,554,057     6,061,851
                                                                      -----------   -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of equipment                                                                      44,700
  Sales of marketable securities                                            5,605        75,000
  Purchases of marketable securities                                      (26,060)                 (1,168,605)
  Reclassification of cash equivalents to non-current marketable
   securities                                                                        (1,797,087)
 Capital expenditures                                                  (4,112,394)   (3,098,703)   (1,104,105)
                                                                      -----------   -----------   -----------
   Net cash used in investing activities                               (4,132,849)   (4,820,790)   (2,228,010)
                                                                      -----------   -----------   -----------
Cash flows from financing activities:
 Principal payments on long-term debt                                    (361,895)     (435,002)   (1,317,284)
 Purchase of treasury stock                                               (55,800)
 Payment of common stock note receivable                                                279,450
 Employee stock purchase plan                                              35,039        34,939        22,433
                                                                      -----------   -----------   -----------
   Net cash used in financing activities                                 (382,656)      120,613    (1,294,851)
                                                                      -----------   -----------   -----------
Effect of foreign currency translation                                    (18,815)       19,171       (89,979)
                                                                      -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                   (3,091,415)   (1,368,175)    2,449,011
Cash and cash equivalents, beginning of year                            7,476,101     8,844,276     6,395,265
                                                                      -----------   -----------   -----------
Cash and cash equivalents, end of year                                $ 4,384,686   $ 7,476,101   $ 8,844,276
                                                                      ===========   ===========   ===========


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                                             $473,765      $419,708      $434,645
    Income taxes                                                          491,021     1,676,607     1,403,372

The accompanying notes are an integral part of the financial statements.

MARIETTA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company specializes in the design, manufacture, packaging, marketing and distribution of guest amenity programs to the travel and lodging industry. The Company also provides customized sample-size and unit-of-use packaging products and services to major consumer products companies for such purposes as marketing promotions and retail sales.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Marietta Corporation and its subsidiary companies, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated.

FISCAL YEAR END

The Company uses a 52-53 week fiscal year ending on the Saturday closest to September 30. Fiscal years for the financial statements included herein ended on September 30, 1995 (52 weeks), October 1, 1994 (52 weeks), and October 2, 1993 (53 weeks).

FOREIGN CURRENCY TRANSLATION

The balance sheet of Marietta Canada Inc. has been translated into U.S. dollars at year end exchange rates while its income statement has been translated at average rates in effect during the year. Adjustments resulting from financial statement translations are included as an equity adjustment from foreign currency translation in shareholders' equity. Gains and losses from foreign currency transactions are included in other income.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Effective October 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt and marketable equity securities be designated as held-to-maturity, trading, or available-for-sale.

All of the Company's marketable securities are classified as available-for-sale and are carried at fair value with the unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity.

Cost is determined by the average cost method when computing realized gains or losses.

There is no cumulative effect resulting from the adoption of Statement of Financial Accounting Standards No. 115.

INVENTORIES

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or disposed of, the cost of accumulated depreciation is removed from the accounts and any resulting gain or loss is recognized in the period of disposal.

AMORTIZATION

The Company is amortizing closing costs incurred relating to the Industrial Revenue Bonds, non-compete agreements with former officers of Marietta American Inc., direct acquisition costs, including the costs of certain licensing and distribution contracts associated with the purchase of Marietta Canada, and the excess of cost over net assets acquired associated with the purchases of Marietta American and Marietta Canada. These costs are being amortized on the straight-line method over their respective lives, with the excess of cost over net assets acquired being amortized over 35 years. Amortization expense charged to operations amounted to $306,080, $413,975 and $402,651 for the fiscal years 1995, 1994, and 1993, respectively.

INCOME TAXES

Effective October 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of this accounting change for income taxes was to increase income by $336,596 ($0.09 per share) for the year ended October 1, 1994.

Prior to fiscal 1994 the provision for income taxes, computed under APB Opinion 11, was based on earnings and expenses included in the accompanying consolidated statements of earnings. Deferred taxes were provided to reflect the tax effects of reporting earnings, expenses and tax credits in different periods for financial accounting purposes than for income tax purposes.

Investment tax credits are recognized on the flow-through method in the year they are utilized.

EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. No significant dilutive effect would result from the exercise of outstanding stock options, warrants, or convertible subordinated notes.

2. MARKETABLE SECURITIES

Effective October 2, 1994, the Company adopted the provisions of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments in marketable debt and equity securities to be classified as either held-to-maturity, trading or available-for-sale.

At September 30, 1995, the Company's marketable securities were classified as available-for-sale and are stated at fair value with an unrealized holding gain of $191,772 less taxes of $65,202, included as a separate component of shareholders' equity until realized. The fair value of marketable securities is based on quoted market prices.

At October 1, 1994, marketable securities were reflected at the lower of cost or market.

As of October 1, 1994 marketable securities totaling $2,219,823 were reclassified from current to non-current since it was management's intention to hold these investments on a long term basis. The aggregate cost of these investments exceeded their aggregate market value by $670,681 at October 1, 1994 and, accordingly, the results of operations for 1994 include a net unrealized loss in that amount.

3.  INVENTORIES

Inventories consisted of the following:

                                             SEPTEMBER 30, 1995  OCTOBER 1, 1994
                                             ------------------  ---------------
Raw materials and supplies                       $ 4,568,609      $ 4,082,839
Finished goods                                     8,582,080        7,843,727
                                                 -----------      -----------
                                                 $12,626,817      $11,926,566
                                                 -----------      -----------


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                             SEPTEMBER 30, 1995  OCTOBER 1, 1994
                                             ------------------  ---------------

Land and land improvements                      $    613,385      $    604,935
Building and improvements                         11,707,584        10,483,077
Computer and office equipment                      3,555,721         3,383,597
Machinery and equipment                           23,497,735        21,247,367
Molds                                              2,578,497         2,058,627
Vehicles                                              65,479            43,650
Construction in progress                             174,396           558,466
                                                ------------      ------------
                                                  42,192,797        38,379,719

Accumulated depreciation and amortization         19,030,213        16,192,235
                                                ------------      ------------
                                                $ 23,162,584      $ 22,187,484
                                                ------------      ------------

Depreciation expense charged to operations amounted to $3,010,358, $2,894,769, and $2,746,603 for the fiscal years 1995, 1994, and 1993, respectively.
Computer and office equipment at September 30, 1995 and October 1, 1994 includes assets acquired under capital leases totaling $800,000. Accumulated depreciation relating to these assets was $680,000 and $520,000 respectively.

5.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                             SEPTEMBER 30, 1995  OCTOBER 1, 1994
                                             ------------------  ---------------

Industrial Development Bonds, at various
 interest rates ranging from 5.5% to 7.35%,
 payable annually, due December 2001.           $  1,600,000      $  1,775,000

Industrial Development Bond, interest at a
 percentage of prime (prime at October 1,
 1994 was 7.75%), due December 2008.               4,875,000         4,875,000

New York State Urban Development loan,
 3% interest rate, payable monthly through
 April 2001.                                         176,194           184,935

City of Cortland small cities community
 development block program, 6% interest
 rate, payable monthly through July 2011.             59,469            61,656

Hewlett Packard leases, early buyout option,
 interest rates ranging from 7.35% to 8.06%
 payable monthly through July 1996.                  140,371           315,407

Other                                                      0               930
-----                                           ------------      ------------
                                                   6,851,034         7,212,928
Less:  Current maturities                           (336,699)         (361,894)
--------------------------                      ------------      ------------
  Net long-term debt                            $  6,514,335      $  6,851,034
                                                ------------      ------------

As of September 30, 1995 the Company had available a $12,000,000 revolving line of credit facility. This facility charges an administrative fee of $15,000, and shall bear interest at the prime rate or, if elected by the Company, at an interest rate 1.1% above the London Interbank Offered Rate ("LIBOR").

The Company has, as of September 30, 1995, stand-by letters of credit outstanding with two banks for $1,734,019 and $5,125,428 which guarantee Industrial Development Bonds.

The Company has pledged as collateral under its various debt obligations certain of its assets, primarily property, plant and equipment.

The industrial revenue bonds and revolving credit loan agreement contain various restrictions which require the Company to obtain bank consent for capital acquisitions above certain levels and to maintain certain minimum ratios. Pursuant to the revolving credit loan agreement, the Company is limited in the amount of cash dividends it may declare. Relating to the Marietta American Industrial Development Bonds, the Company is required to deposit $100,000 quarterly with a bank. All amounts are restricted as to withdrawal by the Company until the $4,875,000 bonds have been repaid.

The aggregate annual maturities on long-term debt are as follows:

                            YEAR            AMOUNT

                           1996          $  336,699

                           1997             206,746

                           1998             221,179

                           1999             237,340

                           2000             258,103

                           Thereafter     5,590,967

6. CONVERTIBLE SUBORDINATED NOTE

In March 1989, in connection with the acquisition of Marietta American, the Company issued a 7% convertible subordinated note due March 17, 1999 in the principle amount of $300,000. The carrying value of the convertible subordinated note is $278,040 which represents the unamortized value of the original note discounted using an effective interest rate of 10%. The discount is being amortized over the life of the note using the interest method.
Interest expense incurred on the note was $25,320 for each of fiscal years 1995, 1994, and 1993. Included in these amounts are amortization of bond discount of $4,320 in 1995, 1994 and 1993. The note is convertible into shares of common stock of the Company at $15 per share (subject to certain anti-dilution rights). If the note is not converted, the Company is required to make three equal annual installments of $100,000 in 1997, 1998 and 1999.

7. STOCK OPTIONS, WARRANTS AND PURCHASE PLANS

The Company has in effect a 1986 Incentive Stock Option Plan, a 1986 Stock Option Plan and a 1986 Employee Stock Purchase Plan.

Under the 1986 Incentive Stock Option Plan, grants may be made to key management employees prior to April 1996, and the term of each option granted shall not exceed ten years from the date of grant.

Under the 1986 Stock Option Plan, grants may be made to key employees and independent contractors of the Company prior to April 1996, and the term of each option granted shall not exceed ten years from the date of grant. Stock options are granted at prices not less than 100% of the fair market value of common shares at the date of grant. In the case of options granted to holders of 10% or more of the Company's voting stock, the price will not be less than 110% of the fair market value at the date of grant.

The Company adopted the 1986 Employee Stock Purchase Plan for eligible employees of the Company. The purchase price of shares to employees will be 85% of the fair market value on the date the right to purchase is granted.

The number of options granted, exercised and forfeited during each of the three years in the period ended September 30, 1995 and the number of options exercisable and available for grant under these plans at September 30, 1995 are as follows:

                                     Incentive Stock                               Employee Stock
                                       Option Plan          Stock Option Plan       Purchase Plan
                                    ------------------      -----------------    -------------------
                                    Shares       Price      Shares    Price      Shares       Price
                                    ------       -----      ------    -----      ------       -----

Outstanding September 26, 1992           -           -       48,960    12.25           -          -

  Granted                                -           -        5,000     8.25       4,273       5.25

  Exercised                              -           -            -        -      (4,273)         -

Outstanding September 26, 1993           -           -       53,960        -           -          -

  Granted                                -           -        4,500     6.75       5,176       6.75

  Granted                                -           -       37,386     8.00           -          -

  Exercised                              -           -            -        -      (5,176)         -

Outstanding October 2, 1994              -           -       95,846        -           -          -

  Granted                                -           -        5,000    10.92       5,191          -

  Forfeited                              -           -      (16,320)   12.25           -          -

  Forfeited                              -           -       (8,308)    8.00           -          -

  Exercised                              -           -            -        -      (5,191)         -

Outstanding September 30, 1995           -           -       76,218        -           -          -

Currently available                100,000           -       23,782        -      77,379          -

Currently exercisable                    -           -       52,012        -           -          -
------------------------------------------------------------------------------------------------------

Of the 52,012 shares currently exercisable under the 1986 Stock Option Plan, 32,640 shares are exercisable at $12.25 per share, 3,333 shares are exercisable at $8.25 per share, 14,539 shares are exercisable at $8.00 per share and 1,500 shares are exercisable at $6.75 per share.

Pursuant to a "Cash Bonus Agreement," the Company granted to its Chief Executive Officer cash-only stock appreciation rights for 90,000 shares of Common Stock, having a term of 10 years, (expiring in November, 2004), and based on an increase in the market value of the Common Stock above $7.00 per share. The maximum amount payable to the Chief Executive Officer pursuant to the Rights is $630,000. The rights vest through November 1997. All of the Rights would become exercisable immediately upon the occurrence of certain events, including the termination by the Company of the Chief Executive Officer's employment without cause or by reason of his death or disability, or upon a Change in Control of the Company. During fiscal 1995, the Company expensed $53,663 related to these stock appreciation rights.

Pursuant to a "Shareholders' Rights Plan," on September 11, 1989 the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the common stock to shareholders of record at the close of business on September 11, 1989. In addition, new common stock certificates issued after September 11, 1989 will also have a Right attached to them. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $.01 per share (the "Series A Preferred"), at a Purchase Price of $110 per Unit, subject to certain anti-dilution provisions. The Rights will separate from the common stock only in the event it is determined an adverse person or group of affiliated or associated persons (as defined) has acquired, or obtained the right to acquire, beneficial ownership of a significant amount (as defined) of common stock of the Company. Each Right will then entitle the holder to receive, upon exercise, $220 worth of common stock (or in certain circumstances, cash, property or other securities of the Company). The Rights will expire on September 11, 1999 and may be redeemed by the Company in whole, but not in part, at a price of $.01 per Right. These Rights, which have a potentially dilutive effect, have been excluded from the weighted average shares computation since conditions related to the exercise of such Rights were not satisfied.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

8. INCOME TAXES

The components of income (loss) before income taxes and the provision for income taxes by taxing jurisdiction were as follows:

                                        1995         1994          1993
                                      ---------    ----------   ----------
Income (loss):

  U.S.                                $(574,266)   $3,488,839   $3,000,409
  Canadian                              443,989        36,198     (550,307)
                                      ---------    ----------   ----------
Income (loss) before income taxes     $(130,277)   $3,525,037   $2,450,102
                                      ---------    ----------   ----------

Current tax provision:

  U.S. Federal                        $ 185,719    $1,077,342   $  739,896
  U.S. State                            181,385       134,262      134,326
  Canadian Provincial                    22,449        27,391       28,576
                                      ---------    ----------   ----------
                                      $ 389,553    $1,238,995   $  902,798
                                      ---------    ----------   ----------

Deferred tax provision (credit):

  U.S. Federal                          $(365,031)   $   (4,226)   $ (104,700)
  Canadian Federal                       (160,218)            -             -
                                        ---------    ----------    ----------
                                         (525,249)       (4,226)     (104,700)
                                        ---------    ----------    ----------
Total income tax provision (credit)     $(135,696)   $1,243,221    $1,007,498
                                        ---------    ----------    ----------

Expenses in 1995, 1994 and 1993 for research and development costs were approximately $638,000, $682,000 and $1,098,000 respectively.


The effective federal income tax differs from the statutory federal income tax as follows:

                                                                    1995        1994         1993
                                                                    ----        ----         ----
Income taxes computed at Federal statutory rate                  $ (44,294)  $1,198,513   $  833,035
Tax effects of:
  Foreign taxes in excess of (less than) income
    taxes at U.S. statutory rates                                   22,449       28,200       29,401
  State income taxes, net                                          119,714       88,126       88,204
  Tax exempt income                                                (89,546)     (77,551)     (63,703)
  Acquisition intangibles with no tax benefit                       90,378       52,876
  U.S. benefits of foreign sales corporation                       (46,240)
  U.S. taxes on foreign subsidiaries, net of credits                21,405                   (34,301)
  Change in valuation allowance                                   (160,200)
  Foreign net operating (income) losses not currently
   (taxable) deductible                                           (150,956)     (10,575)     186,208
  Adjustment of prior year's accrual                                85,719
  Non-deductible meals and entertainment expenses                   20,641       10,575        9,800
  Officer's life insurance premiums                                  7,359
  Other, net                                                       (12,125)     (46,943)     (41,146)
                                                                 ---------   ----------   ----------
                                                                 $(135,696)  $1,243,221   $1,007,498
                                                                 ---------   ----------   ----------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective October 3, 1993. This statement supersedes APB No. 11, "Accounting for Income Taxes," which had been used by the Company since its inception. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $336,596 ($.09 per share) for the year ended October 1, 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company's net deferred tax liability as of September 30, 1995 and October 1, 1994 are as follows:

                                                      1995          1994
                                                      ----          ----
Current deferred tax assets (liabilities):
 Deferred compensation                            $   188,020   $   188,020
 Inventory obsolescence reserve                       247,569       168,814
 Inventory uniform capitalization                      48,786        44,011
 Bad debt reserve                                      84,700        61,554
 Insurance                                           (108,313)     (109,980)
 Other                                                112,196       114,664
 Deferrals under foreign jurisdiction                  69,366        64,740
 Less: valuation allowance                            (40,372)      (64,740)
                                                  -----------   -----------
                                                  $   601,952   $   467,083
                                                  -----------   -----------
Non-current deferred tax assets (liabilities):
 Accelerated depreciation                         $(2,547,675)  $(2,639,993)
 Securities valuation reserve                         162,830       242,587
 Capitalized professional Fees                         81,411             -
 Non-deductible reserves                              (25,000)     (125,000)
 Deferrals under foreign jurisdiction                 315,730       665,693
 Less: valuation allowance                           (184,524)     (665,693)
                                                  -----------   -----------
                                                  $(2,197,228)  $(2,522,406)
                                                  -----------   -----------
Net deferred tax liability                        $(1,595,276)  $(2,055,323)
                                                  -----------   -----------

The change in the valuation allowance for deferred tax assets was a decrease of $160,200 and relates to benefits of tax depreciation at Marietta Canada. Management believes that it is more likely than not that these benefits will be realized.

The components of the deferred tax provision under APB No. 11 for 1993 are as follows:

                                                                   1993
                                                                ---------
Accelerated depreciation                                        $(109,893)
Inventory obsolescence reserve                                    267,030
Deferred compensation                                             (85,046)
Inventory uniform capitalization                                   46,896
Other, net                                                        (14,287)
                                                                ---------
Deferred tax provision:                                         $ 104,700
                                                                ---------

The Internal Revenue Service has examined U.S. Federal income tax returns for the years 1988 through 1992, agreements have been reached for all material adjustments, and such adjustments have been included in the provision for income taxes.

At September 30, 1995, the Company had investment tax credit carryforwards for New York State purposes of approximately $775,000. These credits expire through September 2010.

For fiscal 1995, Marietta Canada utilized loss carryforwards of approximately $150,000 for federal income tax purposes. In addition, it began recognizing tax depreciation expenses of approximately $530,000 which was deferred until a period where its use was beneficial.

Undistributed earnings of the Canadian subsidiary will not be subject to U.S. tax until distributed as dividends. Since it is the intention of management that all earnings be indefinitely reinvested in the foreign subsidiary, no provision will be made for any income tax on any such earnings.

9. LEASES

The future minimum lease payments for operating lease agreements as of September 30, 1995 are as follows:

                                1996   $347,579
                                1997    201,285
                                1998    107,340
                                1999     75,803
                                2000     16,490

Rent expense incurred under operating leases was $393,459, $584,655 and $766,306 for the fiscal years 1995, 1994, and 1993 respectively.

10.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain officers and key employees which expire at various dates through December 1998. The aggregate commitment for future salaries at September 30, 1995, excluding bonuses, was approximately $1,965,000.

Pursuant to an employment agreement between the Company and a former officer, the former officer was to have received $553,000 as additional compensation when the agreement expired on February 9, 1994. This amount was fully accrued for as of that date, and remains fully accrued as of September 30, 1995. The Company and the former officer continue to defer without prejudice the payment of such amount pending the conclusion of the review of certain matters by the Board of Directors. If such additional compensation is paid to the former officer, the Company has agreed to pay interest thereon at a variable rate per annum equal to 1.35% above the three-month LIBOR in effect on the first business day of each calendar quarter, from February 10, 1994 through the day of payment.

For a period of five years ending in February 1994, the Company was required to make contingency payments to the former owners of Marietta American based upon Marietta American's profits on the sale of glycerine and its earnings before interest and taxes, in each case above certain threshold levels. Any payment would result in a direct increase in the amount of goodwill recorded in the transaction. No amounts were paid pursuant to these calculations for any of the last three years. In an action commenced by Donald M. Rowe, one of the former owners of Marietta American, and certain other persons, the calculations made by the Company are being contested. See Note 15 "Legal Proceedings".

11.  OTHER EXPENSE (INCOME), NET

Other expense consisted of:
                                                1995        1994        1993
                                             ---------   ---------   ---------

Other expenses (income):
 Investment income                           $(658,726)  $(543,481)  $(508,386)
 Interest expense                              514,074     446,549     437,627
 Unrealized loss on marketable securities            -     713,490           -
 Miscellaneous income                          (40,649)    (96,500)    (20,807)
                                             ---------   ---------   ---------
                                             $(185,301)  $ 520,058   $ (91,566)
                                             ---------   ---------   ---------

12.  COMMON STOCK - NOTES RECEIVABLE

On February 9, 1989 the Company sold shares of common stock held in treasury to certain officers and directors of the Company. The price per share was $12.25 and was paid to Marietta primarily by the delivery of promissory notes bearing interest, payable semi-annually, at a rate of 9% per annum with principal payable in one installment on February 9, 1994.

The Company has extended the maturity date of the promissory notes ($607,500) until February 9, 1996. Interest shall accrue on these promissory notes at a variable rate per annum equal to 1.35% above the three-month LIBOR in effect on the first business day of each calendar quarter. Interest on one note ($364,500 of principal) is payable in full on February 9, 1996, while interest on the other two notes ($243,000 of principal) is payable semi-annually.

13.  FOREIGN OPERATIONS

Information concerning the Company's domestic and Canadian operations after translation into U.S. dollars are summarized as follows for fiscal years 1995, 1994 and 1993:

                                1995          1994          1993
                            -----------   -----------   -----------
Net sales:
 United States              $65,341,581   $61,790,703   $59,028,415
 Canadian                     7,065,768     6,440,215     6,816,399
                            -----------   -----------   -----------
                            $72,407,349   $68,230,918   $65,844,814
                            -----------   -----------   -----------
Operating income (loss):
 United States              $  (752,265)  $ 4,018,147   $ 2,738,560
 Canadian                       436,687       (26,948)     (380,024)
                            -----------   -----------   -----------
                            $  (315,578)  $ 4,045,095   $ 2,358,536
                            -----------   -----------   -----------
Identifiable assets:
 United States              $57,389,725   $55,727,910   $52,665,328
 Canadian                     6,740,859     6,108,526     5,996,004
                            -----------   -----------   -----------
                            $64,130,584   $61,836,436   $58,661,332
                            -----------   -----------   -----------

14.  EMPLOYEE BENEFITS

The Company and its subsidiaries have a defined contribution plan for their employees. The Plan provides for voluntary employee contributions with limited matching contributions. The Company's matching contributions to the Plan for the fiscal years 1995, 1994 and 1993 were approximately $73,100, $83,900, and $90,200 respectively. The Company does not provide post-retirement benefits to its employees.

The Company and its subsidiaries have a Profit Sharing Incentive Program. Under the terms of this Program, which is based on net income before taxes, the Company's employees received approximately $0, $196,000 and $255,300 for the fiscal years 1995, 1994 and 1993 respectively.

The Company was required to adopt Statement of Financial Accounting Standard

NO. 112, "Employee's Accounting for Postemployment Benefits," for fiscal year 1995. This statement requires recognition of benefits provided by an employer to former or inactive employees after employment, but before retirement. The impact of adopting this standard did not have a material impact on the Company's financial position or results of operations.

15.  LEGAL PROCEEDINGS

An action has been commenced by a former owner of Marietta American (formerly American Soap Company, Inc.), and by California Soap, Inc. and two of its shareholders. This complaint alleges, among other things, misrepresentations and omissions in connection with the Company's acquisition of Marietta American, misrepresentations in and omissions from various financial and other statements made by the Company, breaches of contract and other violations of federal and state laws. This action seeks an unspecified amount of damages. No assurance can be given as to the outcome of this action, which could have a material adverse effect on the Company.

On or about July 29, 1994, an action was commenced in the United States District Court for the Western District of Tennessee by Valley Products Co., Inc. ("Valley Products"), a vendor of guest amenity products, against Landmark, a division of Hospitality Franchise Systems, Inc., Hospitality Franchise Systems, Inc., ("HFS"), the Company, Guest Supply, Inc., Days Inn of America, Inc., Howard Johnson Franchise System, Inc., Ramada Franchise Systems, Inc., Super 8 Motels, Inc., Park Inns International, Inc., and TM Acquisitions, Inc. In the action it is alleged, among other things, that a preferred vendor agreement entered into by the Company and HFS (as the parent corporation of the franchisors named as defendants in the action) pursuant to which HFS agreed to recommend the Company to franchisees of such franchisors in the Western hemisphere as a preferred vendor of logoed guest amenity products, tortiously interfered with Valley Product's contracts and constituted an illegal tying and exclusive dealing arrangement in violation of federal and Tennessee state anti-trust laws, including Sections 1 and 2 of the Sherman Act and Sections 4 and 16 of the Clayton Act. The action seeks, among other things, a temporary injunction and a declaratory judgment prohibiting the enforcement of the preferred vendor agreement between the Company and HFS and money damages in an amount not less than $10 million dollars, to be trebled pursuant to Section 4 of the Clayton Act.

On or about September 12, 1994, B.N.P. Industries, Inc. d/b/a Savannah Soaps, also a vendor of guest amenity products, filed an action, similar to the action commences by Valley Products, against the Company and the same other principle parties, in the United States District Court for the Southern District of Georgia, seeking money damages in an amount in excess of $100,000, to be trebled pursuant to Section 4 of the Clayton Act. This case was consolidated with the action commenced by Valley Products in the United States District Court for the Western District of Tennessee.

A motion by the Company together with the other defendants to dismiss the action was granted by the District Court on or about December 22, 1994. The plaintiffs (Valley Products and Savannah Soaps), appealed the decision of the District Court. On or about July 27, 1995, Savannah Soap's motion to voluntary dismiss its appeal was granted. The remaining parties have submitted their respective briefs on the appeal. Oral argument has not yet been scheduled.

On October 27, 1995, an employee of the Company filed an action against the Company alleging race and sex discrimination. In the complaint, the employee seeks reinstatement to employee's former position with full back pay and benefits in an amount to be determined at trial; actual and compensatory damages of $150,000; punitive damages of $150,000; and reimbursement of all reasonable costs related to this action.

16.  MERGER AGREEMENT

On January 17, 1995, Dickstein Partners, Inc. made an unsolicited proposal to acquire the Company. Following the announcement of this proposal, the Board of Directors retained Goldman Sachs & Co. to assist the Company in reviewing financial alternatives available to the Company.

The agreement with Goldman Sachs & Co. requires the payment of at least $1,500,000. Of this amount, $1,000,000 has been expensed in fiscal 1995, $250,000 of which was paid upon signing and

$750,000 of which is accrued as of September 30, 1995. The remaining minimum amount due of $500,000 is not accrued as of September 30, 1995 and will be provided for in fiscal 1996.

On August 26, 1995 the Company entered into an Agreement and Plan of Merger with corporations controlled by Barry W. Florescue. Under the terms of the agreement, all of the Company's outstanding stock (other than those shares beneficially owned by Mr. Florescue) will be acquired for $10.25 per share in cash.

The closing of this transaction is subject to several conditions, including:
Mr. Florescue obtaining the financing necessary to complete the transaction; approval of the transaction by holders of at least 66 2/3% of the Company's shares; and the Company having met certain specified levels of inventory and net current assets. As of September 30, 1995, this last condition has been satisfied. The agreement has a termination date of February 15, 1996.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Marietta Corporation
Cortland, New York


We have audited the consolidated financial statements of Marietta Corporation and its subsidiaries as of September 30, 1995 and October 1, 1994 and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 14, 1995, which report includes an explanatory paragraph as to uncertainties because of legal proceedings; such report is included elsewhere in his Form 10-K. Our audits also included the consolidated financial statement schedule of Marietta Corporation and its subsidiaries, listed in Item 14(A)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
November 14, 1995

                     MARIETTA CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                    _______



               Col. A                        Col. B                        Col. C                    Col. D        Col. E
------------------------------------  --------------------  -------------------------------------  ----------  --------------
                                                                          Additions
                                                            -------------------------------------
                                      Balance at Beginning  Charged to Costs       Charged to      Deductions  Balance at End
            Description                    of Period          and Expenses       Other Accounts    Write-Offs    of Period
------------------------------------  --------------------  ----------------   ------------------  ----------  --------------
Year ended September 30, 1995:
Allowance for doubtful accounts          $  223,219            $189,198           $  (237)(1)      $  131,866    $ 280,314
Reserve for inventory obsolescence          600,707             596,320               906 (1)         328,104      869,829

Year ended October 1, 1994:
Allowance for doubtful accounts          $  205,518            $ 61,987           $   (49)(1)      $   44,237    $ 223,219
Reserve for inventory obsolescence          585,466             292,629               571 (1)         277,959      600,707

Year ended October 2, 1993:
Allowance for doubtful accounts          $  257,468            $(34,187)          $(2,407)(1)      $   15,356    $ 205,518
Reserve for inventory obsolescence        1,503,607             324,238            (6,820)(1)       1,235,559      585,466

     (1) Change in Canadian exchange rate.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ----------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          --------------------------------------

                                     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
          ----------------------------------------------

     (a)  DIRECTORS

     The table below sets forth the names and ages of all the directors of the Company as of December 15, 1995. The term of each director expires at the next Annual Meeting of Shareholders and upon his successor being duly elected and qualified.


                      DIRECTORS

              Name                Age  Director Since
              ----                ---  --------------

Robert C. Buhrmaster(4)            48       1993

Ronald C. DeMeo(4)                 47       1988

Barry W. Florescue(2)(3)           50       1995

Dominic J. La Rosa(2)(4)           53       1992

Frank Magrone(1)(2)(3)(4)(5)       61       1980

Charles W. Miersch(1)              48       1995

Leonard J. Sichel(1)(3)            59       1994

Stephen D. Tannen(3)               49       1992

Thomas D. Walsh(1)(2)(3)(5)        48       1980

___________________________

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Executive Committee
(4)  Member of the Nominating Committee
(5)  Member of the Stock Option Committee

During the course of negotiations with Barry W. Florescue relating to the Merger, Mr. Florescue requested representation on the Board of Directors of the Company. See "Item 12. - Security Ownership of Certain Beneficial Owners and Management -- Changes in Control." The Company believed that in light of Mr. Florescue's significant investment in the Company it was appropriate to offer Mr. Florescue representation on the Board of Directors. Accordingly, the Board determined to offer Mr. Florescue the opportunity to propose two nominees (acceptable to the Board of Directors) to a Board of Directors that would be expanded to nine members. Mr. Florescue accepted such offer and the Board of Directors agreed to nominate Mr. Florescue and Charles W. Miersch for election at the Company's 1995 Annual Meeting of Shareholders held on August 31, 1995. See Item 4. -"Submission of Matters to a Vote of Security Holders."

     Business Experience for the past five years for the Company's directors is as follows:

     Robert C. Buhrmaster has been President, Chief Executive Officer and a director of Jostens, Inc., a publicly held manufacturer of school and recognition products, since 1994. From 1993 to 1994, he was President, Chief Operating Officer and a director of Jostens, Inc.; and from 1992 to 1993, he was Executive Vice President and Chief Staff Officer of Jostens, Inc. Until 1992, he was Senior Vice President of Corning, Inc., a manufacturer of specialty glass and related inorganic materials.

     Ronald C. DeMeo has been Senior Vice President of Marketing and Sales of the Company since 1988, and Secretary of the Company since 1991.

     Barry W. Florescue is an independent businessman and private investor in a variety of industries. He has been Chairman of the Board, BMD Management Company, a management, accounting, and administrative services company since its inception in 1987; Chairman of the Board of Century Financial Group, Inc., a bank holding company (the owner of Century Bank, FSB a federal savings bank based in Sarasota, Florida), since 1989; and Chairman of the Board and Director of International Poultry Corporation, Inc., a publicly held operator and franchisor of retail prepared foods specializing in poultry, since August 1995.

     Dominic J. La Rosa is President, Chief Executive Officer and a director of Lamour Division of EHS, Inc., a consumer products company. He was President, Chief Executive Officer and a director of J.B. Williams Co., Inc., a consumer products company, from 1993 until July 1995, and was President and Chief Executive Officer from 1993 to March 1995. From 1992 until 1993, he was a Management Consultant. From 1989 to 1992, he served as President, Aromatic Industries Division of The Mennen Company, a manufacturer of health and beauty aids.

     Frank Magrone has been Executive Vice President and Director of Maidenform Worldwide, Inc., a manufacturer of women's intimate apparel, since April 1995; prior to April 1995 he was President, Chief Operating Officer and a director of NCC Industries, Inc., a publicly held manufacturer of women's intimate apparel.

     Charles W. Miersch has been an Associate Dean of the University of Rochester (New York), since 1984. He has been Chairman of Century Bank, FSB, a federal savings bank based in Sarasota, Florida, since September 1991, and a Director of Century Financial Group, Inc., a bank holding company, since September 1991.

     Leonard J. Sichel is retired. He served as a director of the Company from 1992 to 1993. From 1989 to 1992, he was Vice Chairman and Chief Financial Officer of The Mennen Company, a manufacturer of health and beauty aids. Until 1989, he was Executive Vice President and Chief Financial Officer of The Mennen Company.

     Stephen D. Tannen has been the Company's President and Chief Executive Officer since November 1994. He was a Management Consultant in 1994, served as President and Chief Operating Officer of Riddell Sports Inc., a publicly held manufacturer of athletic equipment, from 1992 to 1994, was a Management Consultant from 1990 to 1992, and was President, Chief Executive Officer and a director of TSS Ltd., a provider of in-store marketing services to consumer products companies, from 1988 to 1990.

     Thomas D. Walsh has been the Company's Chairman of the Board since August 1995. He has been an Associate with Huver and Associates, Inc., a structured settlement company, since 1993. Prior to 1993, Mr. Walsh served as a Vice President of Tucker Anthony Incorporated, a stock brokerage firm.

     (b) EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information regarding the executive officers of the Company as of December 15, 1995:


Name                   Age                 Position(s) with the Company
---------------------  ---  -----------------------------------------------------------

Stephen D. Tannen       49  President, Chief Executive Officer and Director

Ronald C. DeMeo         47  Senior Vice President of Marketing and Sales, Secretary
                            and
                            Director

David P. Hempson        44  Executive Vice President of Operations

Philip A. Shager        45  Vice President, Chief Accounting Officer and Treasurer

Thomas M. Fairhurst     40  Vice President of Marketing

Wallace B. Bruce        57  Vice President
---------------------------------------------------------------------------------------

Each of the executive officers serves at the pleasure of the Board of Directors and until his successor is elected and qualified subject, in certain cases, to the terms of employment agreements.

Business experience for the past five years for the executive officers is as follows:

Stephen D. Tannen has been the Company's President and Chief Executive Officer since November 1994 and a Director since 1992. He was a Management Consultant in 1994, served as President and Chief Operating Officer of Riddell Sports Inc., a publicly held manufacturer of athletic equipment from 1992 to 1994, was a Management Consultant from 1990 to 1992, and was President, Chief Executive Officer and a Director of TSS Ltd., a provider of in-store marketing services to consumer products companies, from 1988 to 1990.

Ronald C. DeMeo has been Senior Vice President of Marketing and Sales and a Director of the Company since 1988, and Secretary of the Company since 1991.

David P. Hempson has been Executive Vice President of Operations of the Company since 1993. Prior to 1993 he was Vice President of Operations of the Company.

Philip A. Shager has been a Vice President since 1995 and Chief Accounting Officer and Treasurer of the Company since 1993. Prior to 1993 he served as Group Controller of Pall Corporation, a publicly held manufacturer of industrial filtration products.

Thomas M. Fairhurst has been Vice President of Marketing of the Company since March 1994. He served as Director of Licensing and Rights Development of Western Publishing Company, Inc., a publisher of children's books and a manufacturer of children's games and toys from 1991 to 1994, was Director of Marketing for Creative Edge, Inc., a manufacturer of children's educational items from 1990 to 1991, and Director, New Ventures for Fisher-Price Toys, a publicly held manufacturer of children's toys, from 1988 to 1990.

Wallace B. Bruce has been Vice President of the Company and the general manager of Marietta American since October 1994. He served as President of Valley Products Co., Inc. a vendor of guest amenity products, in 1993 and was Executive Vice President of Valley Products Co. prior to 1993.

     (c)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the directors or executive officers of the Company.

     (d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Mr. Florescue was an executive officer of eight affiliated entities that operated a total of nine fast food franchise restaurants. On January 31, 1991, such entities filed for protection under Chapter 11 of the United States Bankruptcy Code. With respect to two of such entities, the bankruptcy proceeding was dismissed and the restaurants closed. The franchisor repurchased six restaurants from five of such entities pursuant to confirmed plans of reorganization. One entity was reorganized and continues to operate a franchise.

     (e) COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company by each person who, at any time during the fiscal year ended September 30, 1995, was a director, executive officer or beneficial owner of more than 10% of the Company's common stock, par value $.01 per share (the "Common Stock") with respect to the fiscal year ended September 30, 1995, and Forms 5 and amendments thereto furnished to the Company by such persons with respect to such fiscal year, and written representations from certain of such persons that no Forms 5 were required for those persons, the Company believes that during and with respect to the fiscal year ended September 30 1995, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), applicable to its directors, executive officers and the beneficial owners of more than 10% of the Company's Common Stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------


SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company for each of the Company's last three completed fiscal years to the two persons serving as Chief Executive Officer of the Company during fiscal year 1995 and the Company's other four most highly compensated executive officers at the end of fiscal year 1995 (such two persons serving as Chief Executive Officer of the Company and such other four executive officers being hereinafter referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION(1)
                                                                        ---------------------------------------
                                        ANNUAL COMPENSATION                      AWARDS              PAYOUTS
                              ---------------------------------------   -----------------------   -------------      All
                                                              OTHER                  SECURITIES                     OTHER
                                                              ANNUAL    RESTRICTED   UNDERLYING        LTIP        COMPEN-
                              FISCAL   SALARY      BONUS     COMPEN-       STOCK      OPTIONS/       PAYOUTS       SATION
NAME AND PRINCIPAL POSITION    YEAR      ($)        ($)     SATION ($)  AWARDS ($)    SARS (#)         ($)           ($)(2)
---------------------------   ------   ------     -------   ----------  ----------   ----------   -------------    -------
Chesterfield F. Seibert         1995  $ 50,600   $     --          --           --           --              --   $   210
 Sr., Chairman and Chief        1994   189,923     55,888          --           --        8,308              --       428
 Executive Officer(3)           1993    70,000         --          --           --           --              --        --

Stephen D. Tannen, Chief        1995   220,193     75,000          --           --       90,000              --       875
 Executive Officer and          1994        --         --          --           --           --              --        --
 President (4)                  1993        --         --          --           --           --              --        --

Ronald C. DeMeo, Secretary      1995   111,673    172,500          --           --           --              --     2,797
 and Senior Vice President      1994   104,998    159,225          --           --        4,154              --     3,087
 of Marketing and Sales         1993   101,813    155,035          --           --           --              --     2,382

David P. Hempson, Executive     1995   175,954         --          --           --           --              --     2,499
 Vice President of              1994   165,171    485,777          --           --           --              --     1,683
 Operations                     1993   152,730     26,880          --           --           --              --     1,982

Philip A. Shager, Vice          1995   150,141     20,912          --           --           --              --     2,282
 President, Treasurer and       1994   142,817     47,525          --           --           --              --       486
 Chief Accounting Officer       1993    56,532     10,100          --           --        5,000              --       169

Thomas M. Fairhurst, Vice       1995   112,938         --          --           --        5,000              --     1,095
 President of Marketing         1994    59,231      9,957          --           --           --              --       116
                                1993        --         --          --           --           --              --        --

(1) The Company did not provide restricted stock awards or long-term incentive payouts to the Named Executive Officers during its last three completed fiscal years.
(2) Amounts in this column for fiscal year 1995 represent (i) the Company's matching contributions under its 401(k) plan for fiscal year 1995 for Messrs. DeMeo, Hempson, Shager and Fairhurst in the amounts of $2,328, $1,760, $1,652, and $622, respectively, and (ii) premium payments on Company-provided term life insurance for fiscal year 1995 for Messrs. Seibert, Tannen, DeMeo, Hempson, Shager and Fairhurst in the amounts of $210, $875, $469, $739, $630, and $473, respectively.
(3) Mr. Seibert resigned as Chief Executive Officer on November 11, 1994.
(4) Mr. Tannen was elected Chief Executive Officer of the Company on
    November 14, 1994.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

   The following table provides information concerning the grants of stock options and stock appreciation rights ("SARs") to each of the Named Executive Officers during fiscal year 1995:


                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             ------------------------------------------------------------------------------------
                                                                                                            POTENTIAL REALIZABLE
                                                                                                              VALUE AT ASSUMED
                                                                                                            ANNUAL RATES OF STOCK
                                                                                                             PRICE APPRECIATION
                                                           INDIVIDUAL GRANTS                                   FOR OPTION TERM (3)
                                             ------------------------------------------------------------   ---------------------
                                                              PECENT OF
                                             NUMBER OF        TOTAL
                                             SECURITIES       OPTIONS/SARS
                                             UNDERLYING       GRANTED TO         EXERCISE OR
                                             OPTIONS/SARS     EMPLOYEES IN       BASE PRICE    EXPIRATION
NAME                                         GRANTED(1) (#)   FISCAL YEAR(2)     ($/SH)        DATE         5% ($)      10% ($)
----                                         ---------------  ----------------   -----------   ----------  ----------   ---------
Chesterfield F. Seibert Sr.................               --                --            --           --          --          --

Stephen D. Tannen..........................           90,000              94.7%       $ 7.00    11/8/2004    $396,203    $630,000(1)

Ronald C. DeMeo............................               --                --            --           --          --          --

David P. Hempson...........................               --                --            --           --          --          --

Philip A. Shager...........................               --                --            --           --          --          --

Thomas M. Fairhurst........................            5,000               5.3%       $10.92     4/5/2005    $ 34,338    $ 87,018

(1) The SARs granted to Mr. Tannen vest in three equal installments on November 8, 1995, November 8, 1996 and November 8, 1997. The maximum amount payable to Mr. Tannen pursuant to such SARs is $630,000. See "Employment
    Agreements with Executive Officers" below. The options granted to Mr. Fairhurst vest in three equal installments on April 5, 1996, April 5, 1997 and April 5, 1998, and were not awarded with tandem stock appreciation rights. Such options are non-qualified and were granted under the Marietta Corporation 1986 Stock Option Plan. Upon a change in control of the Company, such SARs and options shall be immediately exercisable. The number of shares of Common Stock subject to such SARs and options may be subject to adjustment in the event of certain changes in the Common Stock.
(2) During fiscal year 1995, the Company granted to employees (i) options to purchase a total of 5,000 shares of Common Stock and (ii) SARs for 90,000 shares of Common Stock.
(3) These assumed rates of appreciation are provided in order to comply with requirements of the Securities and Exchange Commission, and do not represent the Company's expectation as to the actual rate of appreciation of the Common Stock. The actual value of the options will depend upon the performance of the Common Stock, and may be greater or less than the amounts shown.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

    The following table provides information concerning the exercise of stock options and stock appreciation rights during fiscal year 1995 by each of the Named Executive Officers and the fiscal year-end value of unexercised options and SARs held by each of the Named Executive Officers:


                                                                                NUMBER OF SECURITIES     VALUE OF UNEXERCISED IN-THE
                                                                               UNDERLYING UNEXERCISED       MONEY OPTIONS/SARS AT
                                                                                  OPTIONS/SARS AT         FISCAL YEAR-END(1)(2) ($)
                                                                               FISCAL YEAR-END(1) (#)
                                                                               ----------------------    ---------------------------
                                             SHARES ACQUIRED     VALUE
                   NAME                       ON EXERCISE (#)   REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
                   ----                      ----------------  -------------  -----------  -------------  ----------  -------------
Chesterfield F. Seibert Sr.(3).............        0                 0              0              0           0              0

Stephen D. Tannen..........................        0                 0              0         90,000           0        $101,25

Ronald C. DeMeo............................        0                 0         12,314              0        $519              0

David P. Hempson...........................        0                 0          8,160              0           0              0

Philip A. Shager...........................        0                 0          3,333          1,667           0              0

Thomas M. Fairhurst........................        0                 0              0          5,000           0              0

(1) The amounts listed in these columns indicate the number and value of unexercised options and SARs held by each of the Named Executive Officers as of September 30, 1995.
(2) Options are "in-the-money" if, on September 30, 1995, the market price per share of the Common Stock exceeded the exercise price per share of such options. On September 30, 1995, the market price per share, as reported on the NASDAQ National Market System, was $8.125 per share. The value of such in-the-money options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options or SARs on September 30, 1995, and the aggregate exercise price of the options and SARs.
(3) Upon his resignation as Chairman of the Company on January 30, 1995, Mr. Seibert forfeited all options previously granted to him.


COMPENSATION OF DIRECTORS

   Directors who are not employees of the Company receive $500 per month plus $300 for each meeting attended of the Board or any committee of the Board and are reimbursed for all travel expenses to and from meetings. Directors who are also full-time employees of the Company do not receive any compensation for serving as directors of the Company.


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

   Effective upon Chesterfield F. Seibert Sr.'s appointment on February 14, 1994 as Chairman of the Board and Chief Executive Officer of the Company and until his resignation as Chief Executive Officer on November 11, 1994, the Company agreed to pay him an annual base salary of $200,000. Prior to such appointment, the Company paid $1,500 to Mr. Seibert for each day that he performed duties on behalf of the Company in his then-capacity as the Company's Chairman, pro tem.

   Stephen D. Tannen is employed as a senior executive by the Company under an employment agreement for a three-year term which commenced November 16, 1994. The agreement provides for an annual base salary of $250,000, plus annual cost-of-living increases. It also provides that Mr. Tannen will be entitled to receive incentive compensation for the 1995 fiscal year in the amount of $75,000. For the fiscal years 1996 and 1997 Mr. Tannen is entitled to receive incentive compensation in amounts based on formulas and goals set forth in a business plan which shall be approved by the Board of Directors of the Company prior to the commencement of each such fiscal year. Mr. Tannen may also receive additional compensation, whether in base salary, by bonus or otherwise, as the Board of Directors shall deem advisable. If, immediately after a Change in Control (as defined below) of the Company, (x) Mr. Tannen's employment is terminated other than for cause, or (y) Mr. Tannen is not offered a position which is substantially equivalent to his position prior to such Change in Control and which is at a location within 25 miles of the location he performed such duties prior to such Change in Control, and he elects to terminate his employment agreement, Mr. Tannen is entitled to receive a severance benefit equal to the greater of (i) his base salary then in effect, and (ii) the balance of his base salary then in effect through the expiration of his employment agreement. Upon a termination of Mr. Tannen's employment by reason of his disability, he is entitled to receive a severance benefit equal to his base salary then in effect.

   In connection with Mr. Tannen's employment by the Company, on December 6, 1994, the Stock Option Committee of the Board granted him options (the "Options"), subject to shareholder approval, to purchase 90,000 shares of Common Stock. Subsequently, Mr. Tannen and the Company agreed that in the event that the grant of the Options were not approved by the shareholders he would receive cash-only stock appreciation rights (the "Rights") for 90,000 shares of Common Stock, having a term of 10 years, and based on an increase in the market value of the Common Stock above $7.00 per share. The maximum amount payable to Mr. Tannen pursuant to the Rights is $630,000. The Rights would vest through November 1997. All of the Rights would become exercisable immediately upon the occurrence of certain events, including the termination by the Company of Mr. Tannen's employment without cause or by reason of his death or disability, or upon a Change in Control of the Company. During June 1995, Mr. Tannen and the Company determined to terminate the Options. Accordingly, the Company and Mr. Tannen agreed that the Rights would be deemed granted.

   Ronald C. DeMeo is employed as a senior executive by the Company under an employment agreement which expires on September 30, 1996. The agreement provides for automatic renewals for one-year periods commencing October 1, 1996 unless prior notice of termination is given in accordance with such agreement. Pursuant to the employment agreement, Mr. DeMeo receives an annual base salary of $115,000. Mr. DeMeo also receives commissions based on the net sales of the custom packaging sales force. If, immediately after a Change in Control of the Company, (x) Mr. DeMeo's employment is terminated other than by reason of his death, disability or for cause, or (y) Mr. DeMeo is not offered a position which is substantially equivalent to his position prior to such Change in Control and which is at a location within 25 miles of the location he performed such duties prior to such Change in Control, and he elects to terminate his employment agreement, Mr. DeMeo is entitled to receive a severance benefit equal to two months base salary multiplied by his years of employment with the Company (currently 14 years). Upon a termination of Mr. DeMeo's employment by reason of DeMeo's death, disability or expiration of the term of his employment agreement, he is entitled to receive a severance benefit equal to two months base salary multiplied by his years of employment with the Company (currently, 14 years).

   Philip A. Shager is employed as a senior executive by the Company under an employment agreement commencing May 10, 1993 and expiring October 10, 1997. Pursuant to his employment agreement, Mr. Shager receives an annual base salary of $147,000 plus annual cost of living increases. Mr. Shager will receive guaranteed bonuses of $20,911.66 during each of 1994, 1995 and 1996 (provided that each such bonus shall be paid immediately upon (i) the termination of Mr. Shager's employment by reason of his death or disability, or
(ii) the payment of a severance benefit as described below), and is also entitled to receive additional bonus compensation as the Board of Directors shall deem advisable. Upon a termination of Mr. Shager's employment without cause or by reason of his not being offered a substantially equivalent position after a Change in Control of the Company, he is entitled to receive a severance benefit equal to the greater of (i) his base salary then in effect multiplied by two, and (ii) his base salary then in effect through the expiration of his employment agreement. If, immediately after a Change in Control of the Company,
(x) Mr. Shager's employment is terminated other than for cause, or (y) Mr. Shager is not offered a position which is substantially equivalent to his position prior to such Change in Control and which is at a location within 25 miles of the location he performed such duties prior to such Change in Control, and he elects to terminate his employment agreement, Mr. Shager is entitled to receive a severance benefit equal to the greater of (i) his base salary then in effect multiplied by two, and (ii) the balance of his base salary then in effect through the expiration of his employment agreement. Upon a termination of Mr. Shager's employment by reason of his disability, he is entitled to receive a severance benefit equal to his base salary then in effect.

   David P. Hempson is employed as a senior executive by the Company under an employment agreement which commenced February 9, 1994 and expires December 31, 1998. Pursuant to his employment agreement, Mr. Hempson receives an annual base salary of $170,000 plus annual cost of living increases. Mr. Hempson is also entitled to receive bonus compensation as the Board of Directors shall deem advisable.

   Thomas M. Fairhurst is employed as a senior executive by the Company under an employment agreement which commenced October 11, 1994 and expires October 10, 1997. Pursuant to his employment agreement, Mr. Fairhurst receives an annual base salary of $110,000 plus annual cost of living increases. Mr. Fairhurst is also entitled to receive bonus compensation as the Board of Directors shall deem advisable. Upon a termination of Mr. Fairhurst's employment by reason of his not being offered a substantially equivalent position after a Change in Control of the Company, he is entitled to receive a severance benefit equal to the greater of (i) one years base salary then in effect or (ii) his base salary then in effect through the expiration of his employment agreement. Upon a termination of

Mr. Fairhurst's employment by reason of his disability, he is entitled to receive a severance benefit equal to his base salary then in effect.

   A "Change in Control" is deemed to have occurred if:  (a) following either
(i) the acquisition of 30% of the voting securities of the Company by any person or persons (together with all affiliates of such person or persons), whether by tender or exchange offer or otherwise, (ii) a proxy contest for the election of directors of the Company, or (iii) a merger, consolidation or other disposition of all or substantially all of the business or assets of the Company, the persons constituting the Board of Directors of the Company immediately prior to the initiation of such event cease to constitute a majority of the Board of Directors of the Company upon the occurrence of such event or within eighteen months after such event, and such change in the persons constituting the Board of Directors of the Company shall not have been approved by the persons constituting the Board of Directors immediately prior to the initiation of such event; or (b) a sale, transfer or other disposition of all or substantially all of the business or assets of the Company to a person or entity not controlled by or under common control with the Company shall have been consummated.

   The total cost of satisfying the Company's Change in Control obligations under all outstanding options and cash only stock appreciation rights (based upon an assumed market price of the Common Stock of $10.25), is $383,676. A Change in Control will not entitle any executive officer of the Company to receive any payment from the Company. However, the employment agreements of certain executive officers provide that under specified circumstances (such as the Company's failure to offer such executive officer a position substantially equivalent to his position prior to the Change in Control), such executive officers will be entitled to a payment from the Company. The aggregate cost of satisfying all such obligations would be $1,291,017.

   All employment agreements require the Company to furnish health, life and disability insurance and, in the event the employee becomes disabled, to provide for salary continuation to supplement disability payments provided by insurance.


PROFIT SHARING INCENTIVE PROGRAM

   In October 1985, the Company adopted a Profit Sharing Incentive Program. Under the terms of this program, when the Company's net income for any quarter exceeds 6% of the Company's net sales, the Company will pay to each eligible employee, during the next succeeding quarter, an amount equal to the product of one-half of the employee's quarterly salary and the net profit percentage. For the purposes of the Profit Sharing Incentive Program, net profit percentage is defined to be equal to net income as defined divided by net sales. Net income is defined to be equal to the Company's net income as shown on its financial statements before accrual for either income taxes or for additional salary payable to employees who are compensated on a performance basis. The Company retains the right to terminate the Profit Sharing Incentive Program at any time in its sole discretion. For the fiscal year ended September 30, 1995, the Company's employees received no payments from the Profit Sharing Incentive Program.


EXECUTIVE INCENTIVE COMPENSATION AND MANAGEMENT STOCK GRANTS

   In November 1993, the Board of Directors approved an Executive Incentive Compensation and Management Stock Grants Program which was recommended to it by the Company's Compensation Committee. Under this program, the executive officers of the Company and certain other officers of the Company are entitled to cash and equity-based bonuses in an aggregate amount equal to 5% of the Company's operating profit during the applicable fiscal year. The President of the Company is entitled to 40% of the yearly bonus payments distributed pursuant to this program and the other participating officers of the Company are entitled to share the remaining 60% of such bonus payments on a pro rata basis based on their respective salaries. Any share of the aggregate bonus payable under this program not paid to an officer otherwise eligible to participate in this program is not paid to the other participating officers by the Company. Pursuant to the employment agreement between the Company and Stephen D. Tannen, the Company's President and Chief Executive Officer, for fiscal year 1995 Mr. Tannen will receive a bonus pursuant to a formula set forth in his employment agreement in lieu of any bonus pursuant to this program. In addition, the Senior Vice President of Marketing and Sales, pursuant to the terms of his employment agreement with the Company, receives commissions based on the net sales of the custom packaging sales force in lieu of any bonus pursuant to this program. Sixty percent of the bonus provided to each participating officer under the program is payable in cash. The remaining 40% of each such bonus is paid by a grant of shares of Common Stock of the Company based on the market value of such shares on the date of such grant. Effective for the 1994 fiscal year, if in any fiscal year the Company's operating profit does not exceed its operating profit for the immediately preceding fiscal year, no bonuses will be paid to officers of the Company pursuant to this program in respect of such fiscal year. Accordingly, for the 1995 fiscal year, no bonuses were paid pursuant to this program.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee is composed of Barry W. Florescue, Dominic J. La Rosa, Frank Magrone and Thomas D. Walsh, none of whom has ever served as an officer or employee of the Company. Chesterfield F. Seibert Sr., Chief Executive Officer of the Corporation from February 14, 1994 until November 11, 1994 and Chairman of the Company from April 1992 until January 30, 1995, served on the Compensation Committee until his resignation on January 30, 1995. No executive officer of the Company served during fiscal year 1995 (i) as a member of the compensation committee or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) as a member of the compensation committee or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors of another entity, one of whose executive officers served as a director of the Company.

   On February 9, 1989, Chesterfield F. Seibert Sr. and Thomas D. Walsh each purchased 10,000 shares of Common Stock, previously held by the Company in its treasury, pursuant to stock purchase agreements between the Company and each of them. The purchase price of $122,500 was paid by each of Messrs. Seibert and Walsh by the payment of $1,000 in cash and the delivery of a promissory note in the principal amount of $121,500. Each of their promissory notes bore interest, payable semi-annually, at the rate of 9% per annum and was due and payable in one installment on February 9, 1994. The Company agreed with each of Messrs. Seibert and Walsh to extend the maturity date of such promissory notes to February 9, 1996, except that in the event that Mr. Seibert or Mr. Walsh resigns his position on the Board of Directors of the Company or refuses to stand for re-election, his promissory note becomes due and payable 30 days after such resignation or refusal to stand for re-election and, in the event of his death or disability, his promissory note becomes due and payable six months after such event. The Company has further agreed with each of Messrs. Seibert and Walsh that until maturity, interest shall accrue on the promissory notes at a variable rate per annum equal to 1.35% above the three-month LIBOR in effect on the first business day of each calendar quarter, and such interest shall be payable semiannually. Following Mr. Seibert's resignation as Chairman on January 30, 1995, the Company agreed to extend the maturity date of his promissory note beyond the 30 day due date to August 9, 1995. Subsequently, the Board determined to extend the maturity date of such note to February 9, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information with respect to persons known by the Company to own of record or beneficially more than five percent (5%) of the Company's outstanding Common Stock as of December 1, 1995.


                                               AMOUNT AND NATURE OF
                                                    BENEFICIAL
  NAME AND ADDRESS OF BENEFICIAL OWNER(1)        OWNERSHIP(2)(3)       PERCENT OF CLASS(3)
-------------------------------------------    --------------------    -------------------

Mentor Partners, L.P.(4)...................         357,800                        9.8%
  500 Park Avenue
  New York, New York 10022

Elliot Associates(5).......................         339,425                        9.3
  712 Fifth Avenue
  New York, New York  10019

John S. Nadolski(6)(7).....................         330,268                        9.0
  3855 Highland Road
  Cortland, New York  13045

Barry W. Florescue.........................         314,365                        8.6
  701 Southeast Sixth Avenue, Suite 294
  Delray Beach, Florida  33483

----------

(1) Unless otherwise indicated address is that of the Company set forth above.
(2) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.
(3) Based on the number of Shares issued and outstanding at, or acquirable within 60 days of, December 1, 1995.
(4) Information as to the holdings of Mentor Partners L.P. ("Mentor"), is based on a report on a Schedule 13D filed on or about August 8, 1995, as amended. Such report was filed with the SEC on behalf of Mentor with respect to Shares owned by Mentor and Mentor Offshore Fund Limited. The general partner of Mentor is WTG & Co., L.P. ("WTG") and the general partner of WTG is D. Tisch & Co., Inc., all of the common stock of which is owned by Daniel R. Tisch.
(5) Information as to the holdings of Elliot Associates, L.P. ("Elliot"), is based upon a report on Amendment No. 2 to Schedule 13D filed on or about July 21, 1995. Such report was filed with the SEC jointly by Elliot, Westgate International, L.P. ("Westgate") and Martley International, Inc. ("Martley"). Paul E. Singer ("Singer") and Braxton Associates, L.P., a New Jersey limited partnership ("Braxton"), which is controlled by Singer, are the general partners of Elliot. Hambledon, Inc., a Cayman Island corporation ("Hambledon"), is the sole general partner of Westgate. Martley is the investment manager for Westgate.
(6) Information as to the holdings of John S. Nadolski is based upon Amendment No. 5, dated February 3, 1994, to a report on Schedule 13G, dated April 28, 1989, filed with the SEC by Mr. Nadolski. Mr. Nadolski is a former director and chief executive officer of the Company. On February 14, 1994, Mr. Nadolski resigned as a director and was granted a leave of absence as an executive officer of the Company following a Grand Jury indictment. On October 5, 1994, he was convicted of violations of the federal securities laws relating to false statements contained in financial reports of the Company for the first quarter of fiscal 1989 and for the fiscal year ended September 30, 1989 and fraud in connection with the purchase and sale of securities. Mr. Nadolski resigned from the Company in February 1995.
(7) Includes 8,000 Shares held by the two children of Mr. Nadolski, as to which Mr. Nadolski disclaims beneficial ownership.

SECURITY OWNERSHIP OF MANAGEMENT

     The following information is furnished with respect to shares of Common Stock of the Company beneficially owned as of December 1, 1995 by each director of the Company, by each of the Named Executive Officers, and by all directors and executive officers of the Company as a group:


                                                      AMOUNT AND NATURE OF       PERCENT
NAME OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP(1)(2)  OF CLASS(2)
------------------------                           --------------------------  -----------

Barry W. Florescue...............................                     314,365       8.6%
Frank Magrone(3)(4)..............................                      64,468       1.8
Ronald C. DeMeo(3)(5)............................                      43,809       1.2
David P. Hempson(3)(6)...........................                      37,761       1.0
Thomas D. Walsh(3)(5)(7).........................                      24,935       (10)
Chesterfield F. Seibert Sr.(3)(4)(7).............                      17,193       (10)
Robert C. Buhrmaster(5)..........................                       9,154       (10)
Philip A. Shager(8)..............................                       5,358       (10)
Dominic J. La Rosa(5)............................                       4,154       (10)
Stephen D. Tannen(5).............................                       4,154       (10)
Charles W. Miersch...............................                       1,000       (10)
Thomas M. Fairhurst..............................                         568       (10)
Leonard J. Sichel................................                           0       0.0
All executive officers and directors as a group
(14 persons)(3)(4)(5)(6)(7)(8)(9)................                     526,919      14.4
---------------------------------------------------------------------------------------

(1) All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.
(2) Based on the number of shares of Common Stock of the Company outstanding at, or subject to stock options exercisable on or within 60 days of, December 1, 1995.
(3) Includes options to purchase 8,160 shares of Common Stock granted on February 9, 1989 to each of Messrs. Magrone, DeMeo, Hempson, Seibert and Walsh, all of which are currently exercisable.
(4) Includes options to purchase 8,308 shares of Common Stock granted on December 1, 1993 to each of Messrs. Magrone and Seibert, all of which are currently exercisable.
(5) Includes options to purchase 4,154 shares of Common Stock granted on December 1, 1993 to Messrs. DeMeo, Walsh, Buhrmaster, La Rosa and Tannen, all of which are currently exercisable.
(6) Includes 400 shares of Common Stock held by the two children of Mr. Hempson, as to which Mr. Hempson disclaims beneficial ownership, and includes 300 shares of Common Stock held by Mr. Hempson jointly with his spouse.
(7) See Item 11. - "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for a discussion of certain transactions and loans between the Company and certain of its executive officers and directors.
(8) Includes options to purchase 5,000 shares of Common Stock granted on May
10, 1993 to Mr. Shager, 3,333 of which are currently exercisable.
(9) Includes Mr. Seibert, who does not presently serve as an executive officer or director of the Company.
(10)  Less than 1.0%.


CHANGES IN CONTROL

   See "Introductory Note."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

   See Item 11. - "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for a discussion of certain transactions and loans between the Company and certain of its executive officers and directors.

   See "Introductory Note" and Item 12. - "Security Ownership of Certain Beneficial Owners and Management - Changes in Control" with respect to the Merger of the Company with an affiliate of Barry W. Florescue, a director of the Company.

          Pursuant to an agreement relating to Barry W. Florescue joining the Board of Directors of the Company, Mr. Florescue and his affiliates agreed not to increase their ownership of the Company's Common Stock above 14.99% or to commence a tender offer, proxy contest or other similar action unless consented to by the Board of Directors of the Company. Such agreement has a term of two years, subject to earlier termination in certain cases.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)  The following documents are filed as a part of this report:

                                                                        Page No.
                                                                        --------
     1.  Financial Statements and Supplementary Data:

Report of Deloitte & Touche LLP, Independent
 Certified Public Accountants.........................................    F-1
Marietta Corporation's Consolidated
 Financial Statements:
Consolidated Balance Sheets as of
 September 30, 1995 and October 1, 1994...............................    F-2
Consolidated Statements of Operations for the
 Years ended September 30, 1995, October 1, 1994 and October 2, 1993..    F-3
Consolidated Statement of Shareholders' Equity for the
 Years Ended September 30, 1995, October 1, 1994 and October 2, 1993..    F-4
Consolidated Statements of Cash Flows for the
 Years ended September 30, 1995, October 1, 1994, October 2, 1993.....    F-5

 Notes to Financial Statements........................................    F-6 - F-17

     2.  Financial Statement Schedules:

Report of Deloitte & Touche LLP, Independent
 Certified Public Accountants.........................................    F-18
Schedule II - Valuation and Qualifying Accounts.......................    F-19

   Schedules other than those listed above have been omitted because they are not applicable or the required information is shown on the financial statements or the Notes thereto.

     3.  Exhibits:

         The Exhibit Index begins on page 50.

(b) Reports on Form 8-K. The Company filed a Form 8-K on August 30, 1995, in which the Company disclosed (pursuant to Item 5) that (i) it had entered into an Agreement and Plan of Merger with affiliates of Barry W. Florescue, the beneficial owner of 8.7% of the Company's Common Stock, (ii) in an agreement relating to Mr. Florescue's joining the Board of Directors of the Company, Mr. Florescue and his affiliates agreed not to increase their ownership of the Company's shares above 14.99% or to take certain other actions for a period of two years, and (iii) the Company had consented to a final judgment and order in settlement of a Securities and Exchange Commission investigation.

(c)  See Exhibit Index on page 50.

(d)  NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 27, 1995               MARIETTA CORPORATION
                                        (Registrant)



                             BY: \s\
                                 ----------------------------------------
                                   Stephen D. Tannen
                                   President and Chief Executive Officer


                             BY: \s\
                                 ----------------------------------------
                                   Philip A. Shager
                                   Vice President, Chief Accounting Officer
                                   and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated:  December 27, 1995               \s\
                                        --------------------------------
                                        Robert C. Buhrmaster, Director

Dated:  December 27, 1995               \s\
                                        --------------------------------
                                        Ronald C. DeMeo, Director

Dated:  December 27, 1995               \s\
                                        --------------------------------
                                        Barry W. Florescue, Director

Dated:  December 27, 1995               \s\
                                        ---------------------------------
                                        Frank Magrone, Director

Dated:  December 27, 1995               \s\
                                        ---------------------------------
                                        Charles W. Miersch, Director

Dated:  December 27, 1995               \s\
                                        ---------------------------------
                                        Leonard J. Sichel, Director

Dated:  December 27, 1995               \s\
                                        ---------------------------------
                                        Stephen D. Tannen, Director

Dated:  December 27, 1995               \s\
                                        ---------------------------------
                                        Thomas D. Walsh, Director

                                 EXHIBIT INDEX

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------

     2.1  Agreement and Plan of Merger, dated                         8-K       8/30/95       2.1
          August 26, 1995, by and among BFMA
          Holding Corporation, BFMA Acquisition
          Corporation and the Registrant

     2.2  Amendment No. 1, dated as of November          57
          30, 1995, to Agreement and Plan of Merger

     3.1  Certificate of Incorporation of Registrant,                 S-1        5/1/86       3.1
          dated October 18, 1976, as amended by
          amendments thereto filed November 25,
          1980 and March 31, 1986, respectively

     3.2  By-Laws of Registrant, as amended by                        8-K      12/27/91       3.2
          Amendments adopted on March 4, 1988
          and June 9, 1989

     3.3  Amendment to By-Laws of Registrant                         10-K       3/17/92       3.3
          adopted on February 13, 1992

     3.4  Amendment to By-Laws of Registrant                         10-K      12/23/94       3.4
          adopted on March 29, 1994

     3.5  Certificate of Amendment, dated                             8-K       9/18/89       3.1
          September 15, 1989, to Certificate of
          Incorporation of Registrant, dated
          October 18, 1976, as amended by
          amendments thereto filed November 25,
          1980 and March 31, 1986, respectively

     4.1  Specimen Stock Certificate for Share of                     S-2       9/22/89       4.1
          Common Stock

     4.2  1986 Incentive Stock Option Plan                            S-1        5/1/86       4.4

     4.3  1986 Stock Option Plan                                      S-1        5/1/86       4.5

     4.4  1986 Employee Stock Purchase Plan                           S-1        5/1/86       4.6

     4.5  Second Amendment to 1986 Employee                          10-Q       5/12/95       4.1
          Stock Purchase Plan

     4.6  Convertible Subordinated Note, dated                        8-K       3/31/89    4(b)
          March 17, 1989, in the principal amount
          of $300,000, of Registrant to Huey L.
          Holden ("Holden")

     4.7  Standstill Agreement, dated as of March                     8-K       3/31/89    4(c)
          17, 1989, between Registrant and Donald
          M. Rowe ("Rowe")

                                                                   Page 50 of 65

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------
     4.8  Right of First Refusal Agreement, dated                     8-K       3/31/89    4(d)
          as of March 17, 1989, between Registrant
          and Rowe

     4.9  Rights Agreement, dated September 11,                       8-K       9/18/89       4.1
          1989, between Registrant and Continental
          Stock Transfer & Trust Company, as
          Rights Agent

    10.1  Bond Purchase Agreement and Building                        S-1        5/1/86      10.1
          Loan Contract among Cortland County
          Industrial Development Agency,
          Registrant and The Bank of New York,
          dated as of September 1, 1984

    10.2  Lease Agreement between Cortland                            S-1        5/1/86      10.2
          County Industrial Development Agency
          and Registrant, dated as of September 1,
          1984

    10.3  Pledge and Assignment from Cortland                         S-1        5/1/86      10.3
          County Industrial Development Agency to
          The Bank of New York, dated as of
          September 1, 1984

    10.4  Mortgage and Security Agreement from                        S-1        5/1/86      10.4
          Cortland County Industrial Development
          Agency to The Bank of New York, dated
          as of September 1, 1984

    10.5  Guaranty of Registrant to The Bank of                       S-1        5/1/86      10.5
          New York, dated as of September 1, 1984
          and amendment thereto, dated April 15,
          1986

    10.6  Tax Agreement between Cortland County                       S-1        5/1/86      10.6
          Industrial Development Agency and
          Registrant, dated as of September 1, 1984

                                                                   Page 51 of 65

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------
    10.7  Employment agreements between
          Registrant and each of:
          (a) Ronald C. DeMeo                                        10-K      12/23/92  10.7(b)
          Amendment No. 1 to Employment                              10-Q      08/09/95  10.1
          Agreement with Ronald C. DeMeo
          (b) Timothy J. McCabe, Jr.                                 10-K      12/23/92  10.7(d)
          (c) Philip A. Shager, as amended                           10-K      12/23/94  10.7(c)
          (d) David P. Hempson                                       10-K      12/23/94  10.7(d)
          (e) Thomas M. Fairhurst                                    10-K      12/23/94  10.7(e)
          (f) Wallace B. Bruce                                       10-K      12/23/94  10.7(f)
          (g) Stephen D. Tannen                                      10-K      12/23/94  10.7(g)

    10.8  Installment Sale Agreement between                         10-K      12/29/87    45-124
          Cortland County Industrial Development
          Agency and Registrant, dated as of
          December 1, 1986

    10.9  Mortgage from Cortland County                              10-K      12/29/87   125-179
          Industrial Development Agency and
          Registrant to Chase Lincoln First Bank,
          N.A. as Trustee and Norstar Bank of
          Upstate N.Y., dated as of December 1,
          1986

   10.10  Credit and Reimbursement Agreement,                        10-K      12/29/93     65-99
          dated as of December 1, 1986 between
          Registrant and Norstar Bank of Upstate
          N.Y.

   10.11  Guaranty of Registrant to Norstar Bank                     10-K      12/29/87   180-196
          of Upstate N.Y., dated as of December 1,
          1986

   10.12  Cortland County Industrial Development                     10-K      12/29/87   197-220
          Agency Bond Purchase Agreement among
          First Albany Corporation, Cortland
          County Industrial Development Agency
          and Registrant, dated as of December 22,
          1987

   10.13  Tax Regulatory Agreement of Registrant                     10-K      12/29/87   221-290
          to Cortland County Industrial
          Development Agency, Chase Lincoln First
          Bank as Trustee and Norstar Bank of
          Upstate N.Y., dated December 23, 1986

                                                                   Page 52 of 65

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------
   10.14  Guaranty, dated as of March 30, 1989, of                    8-K       3/31/89   28(n)
          Marietta American in favor of Norstar
          Bank of Central New York, predecessor
          in interest of Norstar Bank of Upstate
          N.Y.

   10.15  Amended Lease Agreement, dated as of                        S-2       9/22/89     10.28
          November 1, 1988, between DeSoto
          County, Mississippi and Marietta
          American

   10.16  Trust Indenture, dated as of November 1,                    S-2       9/22/89     10.29
          1988, from DeSoto County, Mississippi to
          Trustmark National Bank ("Trustmark"),
          as Trustee

   10.17  Form of Bond of DeSoto, Mississippi                         S-2       9/22/89     10.30
          Variable Rate Industrial Development
          Revenue Refunding Bonds (American
          Soap Company, Inc. Project) Series 1988

   10.18  Guaranty Agreement, dated as of                             S-2       9/22/89     10.31
          November 1, 1988, from Marietta
          American to Trustmark, as Trustee

   10.19  Leasehold Deed of Trust and Security                        S-2       9/22/89     10.32
          Agreement, dated as of November 22,
          1988, between Marietta American and
          William H. Austin, as Trustee

   10.20  Placement and Remarketing Agreement,                        S-2       9/22/89     10.33
          dated as of November 1, 1988, among
          Marietta American, DeSoto County,
          Mississippi and First Commerce Capital, a
          division of Porter, White & Yardley, Inc.
          as Remarketing Agent

   10.21  Reimbursement and Letter of Credit                          S-2       9/22/89     10.34
          Agreement, dated as of November 1,
          1988, between Marietta American and
          Sovran Bank/Central South ("Sovran")

   10.22  Pledge and Security Agreement, dated as                     S-2       9/22/89     10.35
          of November 1, 1988, between Marietta
          American and Sovran

                                                                   Page 53 of 65

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------
   10.23  Non-negotiable Promissory Note, dated                      10-K      12/23/94     10.23
          February 9, 1994, in the principal amount
          of Three Hundred Sixty-Four Thousand
          Five Hundred ($364,500) Dollars, of John
          S. Nadolski in favor of Registrant

   10.24  Non-negotiable Promissory Note, dated          59
          November 10, 1995, in the principal
          amount of One Hundred Twenty-One
          Thousand Five Hundred ($121,500)
          Dollars, of Chesterfield F. Seibert Sr. in
          favor of Registrant

   10.25  Non-negotiable Promissory Note, dated                      10-K      12/23/94     10.25
          February 9, 1994, in the principal amount
          of One Hundred Twenty-One Thousand
          Five Hundred ($121,500) Dollars, of
          Thomas D. Walsh in favor of Registrant

   10.26  Stock Option Agreements, each dated as
          of February 9, 1989, between Registrant
          and each of:
          (a) David P. Hempson                                        S-2       9/22/89  10.42(b)
          (b) Ronald C. DeMeo                                         S-2       9/22/89  10.42(c)
          (c) Timothy J. McCabe, Jr.                                  S-2       9/22/89  10.42(d)
          (d) Frank Magrone                                           S-2       9/22/89  10.42(g)
          (e) Thomas D. Walsh                                         S-2       9/22/89  10.42(i)



   10.27  Stock Option Agreement, dated as of                        10-K      12/29/93     10.30
          May 10, 1993, between Registrant and
          Philip A. Shager

   10.28  Stock Option Agreements, each dated as
          of December 1, 1993, between Registrant
          and each of:

          (a) Robert C. Buhrmaster                                   10-K      12/23/94  10.28(a)
          (b) Ronald C. DeMeo                                        10-K      12/23/94  10.28(b)
          (c) Dominic J. La Rosa                                     10-K      12/23/94  10.28(c)
          (d) Frank Magrone                                          10-K      12/23/94  10.28(d)
          (e) Stephen D. Tannen                                      10-K      12/23/94  10.28(f)
          (f) Thomas D. Walsh                                        10-K      12/23/94  10.28(g)

   10.29  Stock Option Agreement, dated as of                        10-Q       5/12/95      10.2
          April 5, 1995, between Registrant and
          Thomas M. Fairhurst

   10.30  Consulting Agreement, dated as of                          10-K       9/30/90     10.43
          March 17, 1990, between Registrant and
          Donald M. Rowe

                                                                   Page 54 of 65

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------
   10.31  Separation Agreement and General                            8-K      12/27/91     10.43
          Release, dated as of July 22, 1991,
          between Registrant and Thomas J. Blair

   10.32  First Amendment to Credit and                              10-K       3/17/92     10.38
          Reimbursement Agreement, dated as of
          November 1, 1991, between Registrant
          and Norstar Bank of Upstate N.Y.,
          amending the Credit and Reimbursement
          Agreement, dated as of December 1, 1986
          between Registrant and Norstar Bank of
          Upstate N.Y.

   10.33  Second Amendment to Guaranty, dated                        10-K       3/17/92     10.39
          as of November 1, 1991, between
          Registrant and Norstar Bank of Upstate
          N.Y., as successor, amending the
          Guaranty Agreement, dated as of
          September 1, 1984 from Registrant to the
          Bank of New York

   10.34  Second Amendment to Credit and                             10-K      12/29/93     10.35
          Reimbursement Agreement, dated as of
          November 5, 1993, between Registrant
          and Fleet Bank of New York, as
          successor, amending the Credit and
          Reimbursement Agreement, dated as of
          December 1, 1986 between Registrant
          and Norstar Bank of Upstate N.Y.

   10.35  Third Amendment to Guaranty, dated as                      10-K      12/29/93     10.36
          of November 5, 1993, between Registrant
          and Fleet Bank of New York, as
          successor, amending the Guaranty
          Agreement, dated as of September 1,
          1984 from Registrant to the Bank of New
          York

   10.36  Revolving Credit Loan and Term Loan                        10-K      12/29/93     10.37
          Agreement, dated as of November 10,
          1993, among Registrant, Subsidiaries of
          Registrant and Chemical Bank

   10.37  Waiver and Amendment Agreement,                62
          dated as of December 19, 1995, between
          the Registrant, subsidiaries of Registrant
          and Chemical Bank

                                                                   Page 55 of 65

                                                                    Incorporated by Reference From

  From                                                    Filed                            Exhibit
Exhibit                                                  Herewith                            or
  No.                      Description                   Page No.    Form       Date      Page No.
--------  ---------------------------------------------  --------  ---------  ---------  -----------
   10.38  Revolving Credit Note, dated as of                         10-K      12/29/93     10.38
          November 10, 1993, between Registrant
          and Chemical Bank

   10.39  Letter Agreement, dated as of February                     10-K      12/23/94     10.39
          14, 1994, between Registrant and John S.
          Nadolski

   10.40  Agreement between Registrant and                           10-Q       2/13/95      10.1
          Goldman, Sachs & Co.

   10.41  Cash Bonus Agreement, dated January                      10-K/A-2     2/13/95     10.42
          26, 1995, between Registrant and Stephen
          D. Tannen

   10.42  Cash Bonus Agreement, dated January                      10-K/A-2     2/13/95     10.43
          21, 1996, between Registrant and Stephen
          D. Tannen

   10.43  Agreement, dated June 13, 1995, by and                     10-Q        8/9/95      10.2
          between Registrant and Stephen D.
          Tannen with regard to SAR Units

   10.44  Letter Agreement, dated August 25, 1995,                    8-K       8/30/95      10.1
          by and among Barry W. Florescue,
          Florescue Family Corporation and
          Registrant

      11  Omitted (inapplicable)

      12  Omitted (inapplicable)

      13  Omitted (inapplicable)

      18  Omitted (inapplicable)

      21  List of all subsidiaries of Registrant                     10-K       9/30/89        22

      22  Omitted (inapplicable)

    23.1  Omitted (inapplicable)

      24  Omitted (inapplicable)

      27  Financial Data Schedule                        65

      28  Omitted (inapplicable)