Form 10-K/A
period 1995-09-30
MARIETTA CORP
filed 1996-01-23
CIK 792969

                                  FORM 10-K/A

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

The purpose of this Amendment is to amend Items 7 and 8.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $23,622,000 at September 30, 1995 from $25,142,000 at October 1, 1994. Cash provided by operating activities for 1995 and 1994 was $1,443,000 and $3,554,000 respectively. The $2,111,000 reduction in cash provided by operating activities in 1995 as compared to 1994 was caused primarily by the decrease in net income of $2,613,000 and an increase in accounts receivable in 1995 as compared to 1994, partially offset by the increase in accounts payable and accrued expenses. Such increase in accounts receivable is primarily attributable to an increase in sales during the last two months of fiscal 1995 as compared to fiscal 1994. The cash used in investing activities in 1995 is comparable to 1994 and results primarily from capital expenditures. The increase in cash used in financing activities in 1995 compared to 1994 was caused by the purchase of treasury stock in 1995 of $56,000 and the collection of a common stock note receivable in 1994 (with no corresponding collection 1995) partially offset by a decrease in payments on long-term debt of $73,000.

The provision made by the Company for loss on accounts receivable is adjusted from year to year based upon actual write offs charged and recoveries credited to the allowance for doubtful accounts receivable at fiscal year end.

The Company increased its reserve for obsolete inventory in fiscal 1995 by $269,000 as compared to fiscal 1994. This increase was primarily attributable to changes in guest amenity programs which made certain inventory held in connection with previous programs obsolete.

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

                                                                          ITEM 9

                     MARIETTA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED:                                                        SEPTEMBER 30,    OCTOBER 1,    OCTOBER 2,
                                                                       1995            1994          1993
                                                                       ----            ----          ----
Cash flows from operating activities:
 Net income                                                           $     5,419   $ 2,618,412   $ 1,442,604
                                                                      -----------   -----------   -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Cumulative effect of a change in accounting
  for income taxes                                                                     (336,596)
 Depreciation and amortization                                          3,319,721     3,468,621     3,309,120
 Provision for loss on accounts receivable                                189,198        61,988       (34,190)
 Provision for inventory obsolescence                                     596,320       292,564       324,238
 Unrealized loss on marketable securities                                               670,681
 Deferred compensation                                                                   97,140       250,140
 Deferred income taxes                                                   (521,549)     (305,467)      414,392
 Loss on sale of equipment                                                128,315       135,899        44,125
 Other assets                                                             196,979        97,179       (56,849)
 Restricted cash                                                         (400,000)     (400,000)     (400,000)
 Stock bonuses                                                             61,040        74,610
 Changes in working capital:
   Accounts receivable                                                 (3,779,832)     (571,200)    2,991,926
   Inventories                                                         (1,232,950)     (933,606)     (567,835)
   Other current assets                                                   335,905        72,864      (458,453)
   Accounts payable and accrued expenses                                2,635,483    (1,022,691)     (721,363)
   Income taxes                                                           (91,144)     (466,341)     (476,004)
                                                                      -----------   -----------   -----------
   Total adjustments                                                    1,437,486       935,645     4,619,247
                                                                      -----------   -----------   -----------
   Net cash provided by operating activities                            1,442,905     3,554,057     6,061,851
                                                                      -----------   -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of equipment                                                                      44,700
  Sales of marketable securities                                            5,605        75,000
  Purchases of marketable securities                                      (26,060)                 (1,168,605)
  Reclassification of cash equivalents to non-current marketable
   securities                                                                        (1,797,087)
 Capital expenditures                                                  (4,112,394)   (3,098,703)   (1,104,105)
                                                                      -----------   -----------   -----------
   Net cash used in investing activities                               (4,132,849)   (4,820,790)   (2,228,010)
                                                                      -----------   -----------   -----------
Cash flows from financing activities:
 Principal payments on long-term debt                                    (361,895)     (435,002)   (1,317,284)
 Purchase of treasury stock                                               (55,800)
 Payment of common stock note receivable                                                279,450
 Employee stock purchase plan                                              35,039        34,939        22,433
                                                                      -----------   -----------   -----------
   Net cash used in financing activities                                 (382,656)      120,613    (1,294,851)
                                                                      -----------   -----------   -----------
Effect of foreign currency translation                                    (18,815)       19,171       (89,979)
                                                                      -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                   (3,091,415)   (1,368,175)    2,449,011
Cash and cash equivalents, beginning of year                            7,476,101     8,844,276     6,395,265
                                                                      -----------   -----------   -----------
Cash and cash equivalents, end of year                                $ 4,384,686   $ 7,476,101   $ 8,844,276
                                                                      ===========   ===========   ===========


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                                             $473,765      $419,708      $434,645
    Income taxes                                                          491,021     1,676,607     1,403,372

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

On October 27, 1995, an employee of the Company filed an action against the Company alleging race and sex discrimination. In the complaint, the employee seeks reinstatement to employee's former position with full back pay and benefits in an amount to be determined at trial; actual and compensatory damages of $150,000; punitive damages of $150,000; and reimbursement of all reasonable costs related to this action. Since this action is in a preliminary stage, the Company is unable to predict its outcome.

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

Dated:  January 23, 1996                MARIETTA CORPORATION
                                        (Registrant)



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