Form 10-Q
period 1995-12-01
MARIETTA CORP
filed 1996-02-05
CIK 792969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 1995

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


          As of February 1, 1996 there were outstanding 3,596,049 shares of the registrant's Common Stock, par value $.01 per share.

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

SIGNATURES

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Marietta Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended
                                                December 30,      December 31,
                                                    1995             1994

Net sales                                       $19,010,972       $13,108,956

Cost of sales                                    14,015,600         9,404,265
                                                -----------       -----------
Gross profit                                      4,995,372         3,704,691

Selling, general, and
  administrative expenses                         4,386,464         3,413,644
                                                -----------       -----------
Operating income                                    608,908           291,047

Other income (expense), net                         106,333            47,423
                                                -----------       -----------
Income before income taxes                          715,241           338,470

Income tax provision                                307,399           151,459
                                                -----------       -----------
Net income                                      $   407,842       $   187,011
                                                ===========       ===========

Earnings per share                                    $0.11             $0.05
                                                ===========       ===========
Weighted average shares and common
  share equivalents                               3,621,516         3,592,702
                                                ===========       ===========

See accompanying notes to condensed, consolidated financial statements.

                     Marietta Corporation and Subsidiaries
                          Consolidated Balance Sheets

ASSETS

                                                                December 31,      September 30,
                                                                    1995             1995
                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                     $ 7,141,619        $ 4,384,686
  Accounts receivable, net                                       10,494,299         13,668,876
  Inventories                                                    15,134,166         12,626,817
  Refundable income taxes                                           325,000            548,792
  Other current assets                                              319,819            433,887
  Deferred tax asset                                                682,787            601,952
                                                                -----------        -----------
      Total current assets                                       34,097,690         32,265,010

Property, plant and equipment, net                               22,462,876         23,162,584
Restricted cash                                                   2,800,000          2,700,000
Marketable securities                                             1,276,598          2,432,050
Excess of cost over net assets acquired, net                      3,168,193          3,202,052
Other assets                                                        353,143            368,888
                                                                -----------        -----------
Total assets                                                    $64,158,500        $64,130,584
                                                                ===========        ===========

LIABILITY AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $ 4,330,341        $ 4,528,147
  Accrued payroll                                                 1,275,068          1,708,637
  Accrued rebates                                                   465,911            483,653
  Accrued expenses                                                2,027,934          1,448,565
  Current maturities of long-term debt                              300,906            336,699
  Income taxes payable                                              241,211            137,541
                                                                -----------        -----------
      Total current liabilities                                   8,641,371          8,643,242

Long-term debt, less current maturities                           6,316,438          6,514,335
Convertible subordinated note                                       279,120            278,040
Deferred tax liability                                            2,144,617          2,197,228
                                                                -----------        -----------
      Total liabilities                                          17,381,546         17,632,845
                                                                -----------        -----------

Shareholders' equity:
  Preferred stock, $0.01 par value, authorized 1,000,000 shares
  Common stock, $0.01 par value, authorized 10,000,000 shares        40,109             40,109
  Additional paid-in capital                                     36,762,049         36,762,049
  Common stock notes receivable                                    (607,500)          (607,500)
  Treasury stock, at cost                                        (3,877,333)        (3,877,333)
  Retained earnings                                              15,164,189         14,756,349
  Equity adjustment from foreign currency translation              (812,620)          (702,505)
  Marketable securities net unrealized holding gain                 108,060            126,570
                                                                -----------        -----------
      Total shareholders' equity                                 46,776,954         46,497,739
                                                                -----------        -----------
Total liabilities and shareholders' equity                      $64,158,500        $64,130,584
                                                                ===========        ===========

See accompanying notes to condensed, consolidated financial statements.

                     Marietta Corporation
            Consolidated Statements of Cash Flows
                         (Unaudited)

                                                                  Three Months Ended
                                                               December 30,    December 31,
                                                                   1995            1994
Cash flows from operating activities:
    Net income                                                    $407,842       $187,011
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                  852,335        861,528
    Provision for loss on accounts receivable                       59,031         58,902
    Provision for inventory  obsolescence                          162,256        160,902
    Loss on disposal of assets                                       8,630              0
    Deferred income taxes                                         (136,090)       (66,700)
    Restricted cash                                               (100,000)      (100,000)
    Other assets                                                         0         (4,443)
    Stock bonuses                                                        0         61,040
    Changes in working capital:
           Accounts receivable                                   3,091,444      1,987,347
           Inventories                                          (2,705,075)    (2,734,291)
           Other current assets                                    113,476        104,645
           Accounts payable and accrued expenses                   (64,279)      (704,683)
           Income taxes                                            327,849       (199,778)
                                                                ----------     ----------

           Net cash provided by (used in ) operating activities   2,017,419       (388,520)
                                                                ----------     ----------

Cash flows from investing activities:
    Capital expenditures                                          (135,381)      (938,317)
    Sales of marketable securities                               1,136,942              0
    Purchases of marketable securities                                   0        (26,061)
                                                                ----------     ----------

          Net cash provided by (used in) investing activities    1,001,561       (964,378)
                                                                ----------     ----------

Cash flows from financing activities:
    Payments on long-term debt                                    (233,690)      (221,137)
    Purchase of treasury stock                                           0        (55,800)
                                                                ----------     ----------

           Net cash used in financing activities                  (233,690)      (276,937)
                                                                ----------     ----------

Effect of foreign currency translation                             (28,357)       (76,622)
                                                                ----------     ----------

Net decrease in cash and cash equivalents                        2,756,933     (1,706,457)
Cash and cash equivalents, beginning of period                   4,384,686      7,476,101
                                                                ----------     ----------

Cash and cash equivalents, end of period                        $7,141,619     $5,769,644
                                                                ==========     ==========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
            Interest                                              $152,314       $138,493
            Income taxes                                            59,491        421,374


See accompanying notes to condensed, consolidated financial statements.

                              MARIETTA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The statements for the periods ended December 30, 1995 and December 31, 1994 are unaudited. In the opinion of the Company the statements include all adjustments necessary for a fair presentation of the results for the periods. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the year ending September 28, 1996.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report.


Note 2.  Inventories

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out method. Inventories consisted of the following:

                                 December 30,          September 30,
                                                           1995
                                     1995                  ----
                                     ----
      Raw materials and           $ 6,264,829            $ 4,568,609
        supplies
      Finished goods                8,869,337              8,058,208
                                  -----------            -----------
                                  $15,134,166            $12,626,817
                                  ===========            ===========

Note 3.  Legal Proceedings

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

Note 4.  Fair Value of Financial Instruments

The Company will adopt Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" in the current fiscal year. The Company has not yet determined the effect that this Standard will have on the Company's financial statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales increased in the quarter ended December 30, 1995 by 45.0% to $19,011,000 from $13,109,000 in the prior year's first quarter. The increase of $5,902,000 was attributable to an increase in guest amenity sales of $2,088,000 (22.9% over the prior year's first quarter) and an increase in custom packaging sales of $3,814,000 (95.4% over the prior year's first quarter). Guest amenity sales were positively affected by the price increase put into effect in August 1995 and the continued improvement in hotel occupancy rates. The increase in custom packaging sales was the result of large orders from two consumer products companies.

For the first quarter of fiscal 1996 the Company's gross profit decreased to 26.3% of sales from 28.3% during the same period of fiscal 1995. This was primarily a result of the product mix and the higher custom packaging sales which carried a lower gross profit percentage. Although the gross profit percentage decreased from the first quarter of 1995, the gross profit percentage compares favorably to the gross profit percentage of 23.0% achieved during fiscal 1995. This improvement is primarily attributable to the improvement in the custom packaging business and the absorption of manufacturing overhead.

Selling, general and administrative expenses as a percentage of sales decreased to 23.1% in the first quarter of fiscal 1996 from 26.1% in the first quarter of 1995. This percentage decrease is attributable to the significant increase in sales. During the first quarter of fiscal 1996 the Company expensed $375,000 in respect of the fee to Goldman, Sachs & Co. in connection with its retention as the Company's financial advisor.

Other income (expense), net represents the netting of interest expense, investment income and other miscellaneous income and expense. For the first quarter of fiscal 1996 interest and other expense of $173,000 was comparable to $161,000 for the first quarter of fiscal 1995. Investment income in the first quarter of fiscal 1996 was $238,000 compared to $126,000 in the first quarter of 1995. This increase was due to an increase in interest income and to significant gains from the sale of marketable securities. Other miscellaneous income, which is primarily profit on the sale of inventory components, decreased to $41,000 in the first quarter of fiscal 1996 as compared to $82,000 in the first quarter of 1995.

Marietta's effective tax rate for federal, state and foreign income taxes was 43.0% in the first quarter of fiscal 1996 compared to 44.7% for the first quarter of fiscal 1995. Both the 1996 and 1995 tax rates were increased by state and provincial franchise/equity taxes.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased to $25,456,000 at December 30, 1995 from $23,622,000 at September 30, 1995. Cash provided by operating activities for the first quarter of fiscal 1996 was $2,017,000 compared to $389,000 being used in operations for the first quarter of fiscal 1995. The increase in cash provided by operating activities was primarily attributable to the following factors: an increase in net income, a decrease in accounts receivable, an increase in accrued expenses, an increase in income taxes payable and a decrease in refundable taxes. The decrease in accounts receivable is primarily attributable to collections in the first quarter of fiscal 1996 of the elevated accounts receivable balance at the end of fiscal 1995 that had resulted from an increase in sales in the last two months of fiscal 1995. Cash provided from investing activities of $1,002,000 in the first quarter of fiscal 1996 was the result of lower capital expenditures and the proceeds received from the sale of marketable securities. This is contrasted with $964,000 used in investing activities in the first quarter of fiscal 1995 primarily in connection with capital expenditures.

The provision made by the Company for loss on accounts receivable is adjusted each period based upon actual write-offs charged and recoveries credited to the allowance for doubtful accounts receivable at the end of a fiscal period.

The Company has a $12,000,000 Revolving Credit Facility which expires in October 1996. Borrowings under the facility bear interest at the prime rate or, if
elected by the Company, at an interest rate 1.1% above the LIBOR rate.   There
are currently no borrowings under the facility. In addition, the Company is currently not in compliance with a financial covenant contained in such facility. Accordingly, the Company is not permitted to make borrowings under such facility without obtaining an appropriate waiver from its bank.

Management believes that the Company is in sound financial condition as evidenced by its total shareholders' equity of $46,777,000 versus its long-term debt of $6,896,000. Management believes that its current assets plus funds provided by operations and the Company's debt capacity are adequate to meet its anticipated capital and short-term needs. Management also believes that inflation has not had a material effect on its business. It is the Company's practice to review on an on-going basis the marketability of its inventory and the Company makes provision for inventory obsolescence as it deems appropriate.

Shareholders' equity was negatively affected by approximately $110,000 as a result of a reduction in the Canadian exchange rate from 74.5% to 73.3%.

In fiscal 1996 the Company expects to undertake capital improvements of approximately $3,000,000. In addition, the Company expects to enter into capital leases on a new computer system totaling approximately $1,500,000.

The Company is unable to determine the impact upon the Company's financial condition of an adverse determination, if any, in any action, proceeding or investigation arising out of the event discussed in Note 3 of the Financial Statements.


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

Date:  February 5, 1996


                            By:  /s/ Stephen D. Tannen
                                     -----------------
                                     Stephen D. Tannen
                                     President and Chief Executive Officer


                            By:  /s/ Philip A. Shager
                                     ----------------
                                     Philip A. Shager
                                     Vice President, Chief Accounting
                                     Officer and Treasurer

                                 EXHIBIT INDEX

                                                            Filed
Exhibit                                                     Herewith
   No.          Description                                 Page No.
 -------        -----------                                 --------


27              Financial Data Schedule